Form 10-Q
period 2012-09-30
Future Healthcare of America
filed 2012-11-30
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   333-183636

FUTURE HEALTHCARE OF AMERICA

 (Exact name of registrant as specified in its charter)

WYOMING	45-5547692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770

Pittsburgh, Pennsylvania 15213

 (Address of Principal Executive Offices)

Registrant's Telephone Number:  (412) 621-0902

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [ ] No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [  ] N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer”, “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 27, 2012, there were 10,063,249 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

The Unaudited Consolidated Financial Statements of the Company were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Consolidated Financial Statements fairly present the financial condition of the Company.

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 CONSOLIDATED BALANCE SHEETS

	September 30, 2012		December 31, 2011

CURRENT ASSETS:
Cash	405,700		535,145
Accounts receivable	502,294	[1]	382,137	[1]
Prepaid expenses	26,880		15,349
Deferred tax asset, current	20,377		20,377
Total current assets	955,251		953,008

PROPERTY AND EQUIPMENT, net	1,607		4,275
GOODWILL	1,189,661		1,189,661
DEFERRED TAX ASSET, NET	84,587		84,587
Total assets	2,231,106		2,231,531

CURRENT LIABILITIES:
Accounts payable	38,038		49,976
Accrued expenses	328,238		87,209
Total current liabilities	366,276		137,185

DEFERRED TAX LIABILITY, NET	0		0

Total liabilities	366,276		137,185

STOCKHOLDERS' EQUITY

Common stock	10,063	[2]	10,063	[2]
Additional paid-in capital	1,205,223		1,575,128
Retained Earnings	649,544		509,155
Total stockholders' equity	1,864,830		2,094,346
Total liabilities and stockholders' equity	2,231,106		2,231,531

[1] net of $20,200 allowance

[2] $.001 par value, 200,000,000 shares authorized, 10,063,249 shares issued and outstanding, which reflects the effect on common shares outstanding from the reorganization and spin-off from FAB Universal Corp effective October 1, 2012.

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 CONSOLIDATED STATEMENTS OF OPERATIONS

	July 1 to Sept. 30, 2012	July 1 to Sept. 30, 2011	Jan. 1 to Sept. 30, 2012	Jan. 1 to Sept. 30, 2011

REVENUE
Total Revenue	1,056,038	858,765	3,231,286	2,484,685

COST OF SERVICES
Total Cost of Services	745,822	576,816	2,173,458	1,685,355

Gross Profit	310,216	281,949	1,057,828	799,330
OPERATING EXPENSES
Selling expenses	18,574	14,822	59,461	44,042
General and administrative	73,540	68,539	233,574	215,132
Salaries, wages and related expenses	341,852	140,134	614,762	418,984
Consulting fees	3,859	3,324	11,726	11,274
Total Operating Expenses	437,825	226,819	919,523	689,432
LOSS FROM OPERATIONS	(127,609)	55,130	138,305	109,898

OTHER INCOME (EXPENSE):
Interest income	53	74	192	214
Interest expense	0	0	0	(447)
Other income (expense)	1,000	9	1,892	1,002
Total Other Income (Expense)	1,053	83	2,084	769
INCOME(LOSS) BEFORE INCOME TAXES	(126,556)	55,213	140,389	110,667
CURRENT INCOME TAX EXPENSE (BENEFIT)	0	0	0	0
DEFERRED INCOME TAX EXPENSE (BENEFIT)	0	0	0	0
NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(126,556)	55,213	140,389	110,667

BASIC INCOME (LOSS) PER COMMON SHARE	(0.01)	0.005	0.01	0.01
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,063,249	10,063,249	10,063,249	10,063,249
DILUTED INCOME (LOSS) PER COMMON SHARE -	(0.01)	0.005	0.01	0.01
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,063,249	10,063,249	10,063,249	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2012	September 30, 2011

Cash Flows from Operating Activities
Net income	140,389	110,667
Adjustments to reconcile net income to net cash provided by operating activities:

Change in deferred tax assets and liabilities	0	0
Change in allowance for doubtful accounts	0	(14,000)
Depreciation and amortization expense	2,668	4,258
Impairment of goodwill	0	0
Change in assets and liabilities:
Accounts receivable	(120,157)	(70,392)
Prepaid expenses	(12,145)	(12,699)
Accounts payable	(11,937)	15,158
Accrued expense	241,029	61,726
Deferred revenue	614	(2,009)
Net Cash Provided by Operating Activities	240,461	92,709

Cash Flows from Investing Activities:
Purchase of property & equipment	0	0

Net Cash Used in Investing Activities	0	0

Cash Flows from Financing Activities:
(Distributions to)/contributions from FAB Universal Corp	(369,905)	115,008

Net Cash Provided/ (Used) by Financing Activities	(369,905)	115,008

Net Increase (Decrease) in Cash	(129,444)	207,717
Cash at Beginning of Period	535,144	205,907
Cash at End of Period	405,700	413,624
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	0	447
Income taxes	0	0

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

     For the Nine Months Ended September 30, 2012 and 2011

         None

  The accompanying notes are an integral part of these financial statements

FUTURE HEALTHCARE OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization / Recapitalization – On April 5, 2012, FAB Universal Corp’s [“FAB”], (Formerly Wizzard Software Corp), board of directors elected to spin-off the operation of its wholly owned subsidiary Interim Health Care of Wyoming ["Interim"], a Wyoming corporation.  To facilitate the spin off, on June 22, 2012, FAB organized, Future Healthcare of America (“FHA”), a Wyoming corporation as a wholly owned subsidiary, to recapitalize Interim. FAB transferred all of the outstanding shares of Interim to FHA.  On October 1, 2012, FHA issued and distributed 10,063,249 common shares to the shareholders of record of FAB as of September 5, 2012 on a share to share basis effectively spinning-off FHA and Interim from FAB.  The financial statements presented reflect the spin-off of FHA and Interim as a reorganization/recapitalization and thus the 10,063,249 common shares distributed have been reflected as outstanding for all periods presented in the accompanying financial statements.  Also, the historical financial results of operations reflect the reorganization/recapitalization of Interim as a subsidiary of FHA from the dates Interim was acquired by FAB. As of September 30, 2012, FHA was a wholly owned subsidiary of FAB as the shares were not issued until October 1, 2012.

Nature of Operations - FHA through Interim operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, obsolete inventory and in determining the impairment of definite life intangible assets and goodwill.  Actual results could differ from those estimated by management.

Reclassification – The financial statements for the period ended prior to September 30, 2012 have been reclassified to conform to the headings and classifications used in the September 30, 2012 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2012, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2012 and 2011, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2012 and 2011, the Company adjusted the allowance for bad debt by $0 and $14,000, respectively.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Goodwill - Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.  The company recorded an impairment charge of $730,825 on goodwill during the quarter ended December 31, 2011 as the estimated fair value of the reporting units was less than their estimated fair values.

Income /(Loss) Per Share - The Company computes income (loss) per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 7).

FUTURE HEALTHCARE OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Leases - The Company accounts for leases in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, (formerly Statement of Financial Accounting Standards SFAS No. 13 "Accounting for Leases").  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 5).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $38,120 and $25,386 for the periods ending September 30, 2012 and 2011, respectively.

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expense, accounts payable and accrued expenses approximates their recorded values due to their short-term maturities.

Revenue Recognition - Revenue is generated from various payor’s including Medicare, Medicaid, Insurance Companies, and various other entities and individuals.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price of services is fixed or determinable, and collection is reasonably assured. Payments received prior to services being provided are recorded as a liability (deferred revenue) until such services are performed.  .  Revenue is recorded as net revenue in that contractual adjustment and discounts are deducted from Gross Revenue to determine net revenue.

Recently Enacted Accounting Standards

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

FUTURE HEALTHCARE OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2012	December 31, 2011

Furniture, fixtures and equipment	2-10 yrs	$89,084	$89,084
		89,084	89,084
Less: Accumulated depreciation		(87,477)	(84,809)
Property & equipment, net		$1,607	$4,275

Depreciation expense for the periods ended September 30, 2012 and 2011 was $2,668 and $4,258, respectively.

NOTE 3 - GOODWILL

Impairment - During 2011, the Company performed its annual test of impairment of goodwill.  Based upon the results of the analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $730,825 as a result of impairment testing.

Goodwill - The following is a summary of goodwill:

	For the periods ended
	September 30, 2012	December 31, 2011

Goodwill at beginning of period	$1,189,661	$1,920,486
Impairment	-	(730,825)
Goodwill at end of period	$1,189,661	$1,189,661

Goodwill consists of:	September 30,	December 31,
	2012	2011
Interim Healthcare of Wyoming – Casper	$585,881	$585,881
Interim Healthcare of Wyoming - Billings	603,780	603,780
Total Goodwill	$1,189,661	$1,189,661

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.

Recapitalization / Spin-off– On April 5, 2012, FAB Universal Corp’s [“FAB”], (Formerly Wizzard Software Corp), board of directors elected to spin-off the operation of its wholly owned subsidiary Interim Health Care of Wyoming ["Interim"], a Wyoming corporation.  To facilitate the spin off, on June 22, 2012, FAB organized, Future Healthcare of America (“FHA”), a Wyoming corporation as a wholly owned subsidiary, to recapitalize Interim. FAB transferred all of the outstanding shares of Interim to FHA.  On October 1, 2012, FHA issued and distributed 10,063,249 common shares to the shareholders of record of FAB as of September 5, 2012 on a share to share basis effectively spinning-off FHA and Interim from FAB.  The financial statements presented reflect the spin-off of FHA and Interim as a reorganization/recapitalization and thus the 10,063,249 common shares distributed have been reflected as outstanding for all periods presented in the accompanying financial statements.  Also, the historical financial results of operations reflect the reorganization/recapitalization of Interim as a subsidiary of FHA from the dates Interim was acquired by FAB. As of September 30, 2012, FHA was a wholly owned subsidiary of FAB as the shares were not issued until October 1, 2012.

FUTURE HEALTHCARE OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At September 30, 2012 and December 31, the total of all deferred tax assets was $104,965 and $104,965, respectively, and the total of the deferred tax liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events. The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.

We file U.S. federal, and U.S. states return, we are generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. states tax returns.

NOTE 6 - LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,750 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,447 a month through February 2014.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2012 are as follows:

Year ending September 30

 Lease Payments

2013

74,796

2014

65,942

2015

58,704

2016

58,704

2017

58,704

Thereafter

14,676

Total Minimum Lease Payments

$

331,526

Lease expense charged to operations was $54,157 and $55,417 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7 – INCOME/(LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2012	2011	2011	2011
Income/(Loss) from continuing operations available to common stockholders (numerator)	$(126,556)	$55,213	$140,389	$110,667
Income/(Loss) available to common stockholders (numerator)	(126,556)	55,213	140,389	110,667
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,063,249	10,063,249	10,063,249	10,063,249

FUTURE HEALTHCARE OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report:

On October 1, 2012, Future Healthcare of America, Inc. distributed 10,063,249 common shares of Future Health Care of America, Inc. on a share for share basis to the shareholders of record of FAB Universal Corp on September 5, 2012, effectively spinning-off Future Health Care of America, Inc. and Interim Health Care of Wyoming, Inc. from FAB Universal Corp.

 Item 2.   Management's Discussion and Analysis.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the home healthcare industry, our ability to continue to develop services acceptable to our industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the home healthcare industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets", "tend" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the home healthcare industry, the development of services that may be superior to the services offered by the Company, competition, changes in the quality or composition of the Company's services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Business Highlights

Based in Casper, Wyoming and Billings, Montana, FHA’s wholly-owned subsidiary, Interim HealthCare of Wyoming (“Interim”) is an independent franchisee of Interim HealthCare that has been serving its community for 18 years and is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our HomeCare and Staffing operations.

Interim Healthcare of Wyoming, Inc., the subsidiary of FHA is a corporation started in September 1991.  In March of 2007, Interim acquired the assets of Professional Nursing Personal Pool, which is now our Billings location.

During the third quarter of 2012, FHA experienced a 23% increase in revenue over the third quarter of 2011.  This was driven by an increased use in our staffing services in our Billings location coupled with increase in our homecare services in the Casper location.

As with most organizations in today’s economy, we are approaching our healthcare business with skeptical optimism.  While the economy within Casper Wyoming appears to have been affected very little by the changes in the economy in the rest of the country, these conditions could change rapidly.  As for our operation in Billings, Montana and its focus on the medical staffing industry, we anticipate a leveling in the demand for the medical staffing services over the next year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

The home healthcare business continues to be a solid revenue generator as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.

Home Care

Through trained health care professionals, FHA provides home care services including senior care and pediatric nursing; physical, occupational and speech therapy.  FHA offices deliver quality home care and treat each patient with genuine, compassion, kindness and respect.  FHA provides health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derives its revenue from multiple payer sources.  These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our offices are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

In addition to our professional team, we employ a management team at each facility to handle the day to day direction of the office.  This is provided by our Administrators.  We also have a Director of Nursing in each location.  This person is responsible for the day to day oversight of the service providers and ensuring the certified professionals obtain the necessary training to maintain their certificates as well as the training necessary to be in compliance with all regulating organizations.

Staffing

FHA offices provide nurses, nurse aides and management services to hospitals, prisons, schools, corporations and other health care facilities.  FHA’s success is based on our ability to recruit the best health care professionals and the responsiveness of our local managers to fill the needs of our clients in a timely manner.   Additionally, we work with our clients should they decide they would like to hire our service professional on a full time basis.  Another key to our success is the personal relationships that our management and sales team build with each of our existing and new clients.  As noted previously, in order to reduce turnover of our service team by providing as many hours as possible, similar to the hours of a full-time employee, we utilize the same service team members across all payer sources.

As each of our businesses is located in smaller based population areas of the country, the competition is significantly heightened and the relationships maintained with our clients become very critical to the continued success of our operations.

As we provide diversified services and accept payments from multiple payer sources, we are not heavily dependent on a few clients in order for our business to be successful.

The Healthcare Opportunity

According to the U.S. Bureau of the Census, (Statistical Abstract of the United States, 2010 edition, Table 127), U.S. healthcare spending has grown rapidly in the latter half of the 20th century and continues to accelerate, from $28 billion in 1960 to more than $2.5 trillion in 2009, which accounted for 17% of the Gross Domestic Product (“GDP”), up from 5% in 1960.  National healthcare spending is projected to increase by an average of 7% each year throughout the next decade, and will consume an expanding share of the U.S. economy, almost doubling to approximately $4.5 trillion or nearly 20% of GDP by 2019. (CMS National Health Expenditure Projections)

The delivery of healthcare is funded through a variety of private payers and public programs.  Privately funded healthcare includes private health insurance companies, employers that self-fund their employee medical benefits under ERISA, patient’s out-of-pocket costs and philanthropy.  Public spending by federal and state governments on the Medicare, Medicaid and SCHIP programs accounts for more than one third of the country’s healthcare spending and almost three quarters of all public spending on health care.  It is FHA Management’s belief that government funding will increase at a faster rate as a result of the accelerated growth in Medicare as the baby boomer generation began to reach age 65 and eligible for Medicare as of January 1, 2011, and as government’s role in the entire healthcare system is enlarged.

Healthcare costs are expected to put severe pressure on government, employers, small businesses, retirees, the general public and the overall economy. As health care costs have climbed, so has the number of people who do not qualify for either public or private healthcare funding. Even during the period of overall economic growth, an estimated 45 million people of all ages remained without healthcare funding or “uninsured.”  The unprecedented combination of rapidly rising health care costs and eroding public and private health insurance coverage raises concerns about the ability of families to obtain timely medical care and protect their finances from healthcare expenses.

Reform of the present healthcare and healthcare financing systems has assumed top priority on the domestic policy agenda.  The House of Representatives passed its comprehensive health insurance reform legislation on November 7, 2009 by a two vote margin. On March 23, 2010, President Obama signed healthcare reform into law.  A Kaiser Family Foundation survey released in March 2011 showed 52 percent of those surveyed still don’t think they have enough information to understand how the law affects them.  Both the intended and unintended consequences of reform will create opportunities for the development and growth of FHA’s business model.

Currently, FHA provides services in Wyoming and Montana exclusively, however, Management plans to aggressively pursue multiple synergistic acquisitions of other home healthcare and related healthcare businesses across the U.S. and grow its business aggressively.  FHA plans to expand its services in its current markets and the new markets it enters through acquisition based on opportunities that Management identifies as a result of new governmental regulations being implemented at this time.  For example, with the recent passage of Electronic Medical Records (EMR) legislation, it is estimated that over 5,000 new EMR IT related jobs will be generated which could significantly increase FHA’s staffing business on a local level and provide opportunity for FHA to expand its staffing business nationally.  Additionally, through the use of new mobile technologies such as smart phones and iPads, FHA plans to increase efficiencies and take advantage of newly created opportunities as a result of new legislation and as a result, potentially increase profits.

Spin-Off - On October 1, 2012, FAB Universal Corp., a Colorado corporation that then owned all of FHA’s outstanding shares of common stock (“FAB Universal” or “FU”), completed a spin-off of FHA where by each shareholder of record as of September 5, 2012 received one share of stock of FHA for each share of FU held, on October 1, 2012.  All FHA shares issued to the stockholders of FAB were registered on an S-1 Registration Statement, which the SEC declared effective on August 22, 2012. All references to stock issuances and per share data have been reflected in these financial statements.

Results of Operations

Three Months Ended September 30, 2012 and 2011.

During the three months ended September 30, 2012, FHA recorded revenues of $1,056,038, a 23% increase over revenues of $858,765 for the same period in 2011.  The increase for 2012 reflects an increase in revenue driven by the increased use of our staffing services in Billings, MT and growth in our healthcare business in Casper, WY.

For the quarter ended September 30, 2012, cost of services totaled $745,822, a 29% increase as compared to $576,816 in 2011. This is a reflection of the costs associated with the increase in revenue. FHA posted a gross profit of $310,216 during for the quarter, versus a gross profit of $281,949 for 2011, an increase of 10%.

FHA recorded total operating expenses of $437,825 during the third quarter of 2012, a 93% increase as compared to operating expenses of $226,820 in the same period of 2011.  General and administrative expenses totaled $73,540 in 2012 versus $68,539 in 2011, an increase of 7%, due to an increase in our liability insurance. Salaries, wages and related expenses increased to $341,852 in the third quarter of 2012 from $140,134 in 2011, an increase of $201,718 driven by the recording of bonuses for the spin-off of FHA.  Selling expenses in the third quarter of 2012 were $18,574 versus $14,822 in 2011driven by an increased spending for advertising.

FHA’s net loss available to common shareholders was $126,556 for the third quarter of 2012.  This represents an $181,769 decrease from our net income of $55,213 in 2011.

Nine months ended September 30, 2012 and 2011.

During the first nine months of 2012, FHA recorded revenues of $3,231,286, a 30% increase over revenues of $2,484,685 for the same period in 2011.  The increase for 2012 reflects an increase in revenue driven by the increased use of our staffing services in Billings, MT and growth in our healthcare business in Casper, WY.

In 2012, cost of services totaled $2,173,458, a 29% increase as compared to $1,685,355 in 2011. This is a reflection of the costs associated with the increase in revenue. FHA posted a gross profit of $1,057,828 during 2012, versus a gross profit of $799,330 for 2011, an increase of 32%.

FHA recorded total operating expenses of $919,523 during 2012, a 33% increase as compared to operating expenses of $689,432 in the same period of 2011.  General and administrative expenses totaled $233,574 in 2012 versus $215,132 in 2011, an increase of 9%, due to an increase in our liability insurance. Salaries, wages and related expenses increased to $614,762 in 2012 from $418,984 in 2011, an increase of 47% due to recording of bonuses for the spin-off of FHA.  Selling expenses in 2012 were $59,461 versus $44,042 in 2011driven by an increased spending for advertising.

FHA’s net income available to common shareholders was $140,389 in the nine months ended September 30, 2012.  This represents a $29,722 increase, or 27%, from our net income of $110,667 in the nine months ended September 30, 2011.

Liquidity and Capital Resources.

Cash on hand was $405,700 at September 30, 2012, a decrease of $129,445 over the $535,145 on hand at December 31, 2011.  Cash provided by operations for the nine months ended September 30, 2012, was $240,461, an increase of $147,752 over the $92,709 cash provided by operations for the nine months ended September 30, 2011.  The increase in accounts receivable is a direct result of the increased revenue experienced during the first nine months of 2012.  We continue to work on collection efforts to ensure timely receipt of cash.

Cash used by financing activities was $369,905 for payments to FAB Universal during the first nine months of 2012 versus $115,008 of cash investments made by the FAB Universal during 2011.

It was a standard practice between FAB Universal and FHA to transfer cash from the subsidiary to the parent. Each quarter, the cash balance of each subsidiary was reviewed and the cash in excess of the amount used for maintaining normal operations was transferred to the parent.  A review of upcoming expenditures and the accounts receivable balance was also considered in determining the amount to transfer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

As of September 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Future Healthcare of America is involved in routine legal and administrative proceedings and claims of various types.  We have no material pending legal or administrative proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject.  While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any securities during the three month period ended September 30, 2012, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2012, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

(i)

 Exhibit

Where incorporated in this Report

(ii)

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	11/30/12	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/30/12	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/30/12	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	11/30/12	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	11/30/12	/s/ J. Gregory Smith
J. Gregory Smith
Director