Form 10-K
period 2012-12-31
Future Healthcare of America
filed 2013-03-29
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-182338

FUTURE HEALTHCARE OF AMERICA

(Exact name of registrant as specified in its charter)

WYOMING

45-5547692

(State or other jurisdiction of

 (I.R.S. Employer

incorporation or organization)

 Identification No.)

5001 Baum Blvd. Suite 770

Pittsburgh, Pennsylvania  15213

(Address of Principal Executive Offices)

Registrant's Telephone Number:  (412) 621-0902

Securities Registered pursuant to Section 12(b) of the Act:

NONE

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer” and “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    [   ]   Accelerated filed [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  N/A.  As of June 30, 2012, the registrant was a wholly-owned subsidiary of FAB Universal Corp. (formerly “Wizzard Software Corporation”), NYSE AMEX symbol FU.

As of March 6, 2013, there were 10,063,249 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

PART I

Item 1.  Business.

OVERVIEW

Founded on June 22, 2012, at its inception, Future Healthcare of America (“FHA”, the “Company,” “we,” or “us” and words of similar import), was a subsidiary of FAB Universal Corp., a Colorado corporation, formerly known as Wizzard Software Corporation. (“FAB”)  FHA was established to complete the spin-off of the Healthcare Subsidiary of FAB.  FHA is a Wyoming corporation and its consolidated financial statements  include the financial statements ofits operating subsidiary, Interim Healthcare of Wyoming, Inc., a Wyoming corporation ( “Interim").   FHA’s core focus is on our Healthcare business, which consists of home health services and nurse staffing in the Western part of the United States.

Our principal executive offices consist of approximately 3,100 square feet of office space located at 5001 Baum Boulevard, Suite 770, Pittsburgh, Pennsylvania 15213.  Our telephone number is (412) 621-0902.  We also maintain offices in Casper, Wyoming, and Billings, Montana.

BUSINESS

Based in Casper, Wyoming, and Billings, Montana, FHA’s wholly-owned subsidiary, Interim, is an independent franchisee of Interim HealthCare that has been serving its community for 18 years and is part of the fast-growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

Interim Healthcare of Wyoming, Inc., is a corporation started in September 1991.  In March of 2007, Interim acquired the assets of Professional Nursing Personal Pool, which is now our Billings, Montana location.

Home Healthcare

Through trained health care professionals, FHA provides home care services including senior care and pediatric nursing; physical, occupational and speech therapy.  FHA offices deliver quality home care and treat each patient with genuine, compassion, kindness and respect.  FHA provides health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derives is revenue from multiple payer sources.  These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our officers are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

In additional to our professional team, we employ a management team at each facility to handle the day to day direction of the office.  This is provided by our Administrators.  We also have a Director of Nursing in each location.  This person is responsible for the day to day oversight of the service providers and ensuring the certified professionals obtain the necessary training to maintain their certificates as well as the training necessary to be in compliance with all regulating organizations.

Staffing

FHA offices provide nurses, nurse aides and management services to hospitals, prisons, schools, corporations and other health care facilities.  FHA’s success is based on our ability to recruit the best health care professionals and the responsiveness of our local managers to fill the needs of our clients in a timely manner.   Additionally, we work with our clients should they decide they would like to hire our service professional on a full time basis.  Another key to our success is the personal relationship that our management and sales team build with each of our existing and new clients.  As noted previously, in order to reduce turnover of our service team by providing as many hours as possible, similar to the hours of a full-time employee, we utilize the same service team members across all payer sources.

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

Research and Development

None.

Necessary Material

None.

Licenses

None.

Patents Pending

None.

Environmental Compliance

None.

Governmental Regulations

Third-Party Coverage and Reimbursement

We are dependent on the availability of coverage and reimbursement from third-party payers, such as governmental programs including Medicare and Medicaid, and private insurance plans. Reimbursement is contingent on established coding for a given procedure, coverage of the codes by the third-party payers and adequate payment for the resources used.

Coding for procedures is established by the American Medical Association. The Centers for Medicare and Medicaid Services, or CMS, the agency responsible for administering Medicare and the National Center for Health Statistics, are jointly responsible for overseeing changes and modifications to billing codes used by home healthcare agencies for reporting procedures, and many private payers use coverage decisions and payment amounts determined by CMS for Medicare as guidelines in setting their coverage and reimbursement policies. All coding is subject to change which could impact coverage and reimbursement.  Each year however, CMS re-examines the reimbursement rates for our services and could either increase or decrease the reimbursement rates. We are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business.

For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed, if any payment is made at all. As the portion of the U.S. population over the age of 65 and eligible for Medicaid continues to grow, we may be more vulnerable to coverage and reimbursement limitations imposed by CMS. National and regional coverage policy decisions are subject to unforeseeable change.

Third-party payers carefully review, and increasingly challenge, the prices charged for procedures. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval or pre-authorization of the services that a member will receive. The percentage of individuals covered by managed care programs is expected to grow in the United States over the next decade.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. There can be no assurance that third-party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or coverage and reimbursement policies of third-party payers will not adversely affect the demand for our services or our ability to provide these services on a profitable basis. The unavailability or inadequacy of third-party payer coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Healthcare Fraud and Abuse

Healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded healthcare programs. The federal Anti-Kickback Law prohibits unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, such as remuneration provided to induce clients to use our services reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations.

The majority of states also have anti-kickback laws which establish similar prohibitions that may apply to items or services reimbursed by any third-party payer, including commercial insurers. Further, the recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of services to beneficiaries covered by Medicare or Medicaid.

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of healthcare providers and suppliers throughout the country for a wide variety of Medicare billing practices.

We filed a Form 8-A with the SEC in March 2013.  This filing obligates us to comply with the proxy rules of the SEC, including the requirement that we provide an annual report containing audited financial statements to our stockholders in connection with annual stockholder meetings at which directors are elected.  We do not intend to voluntarily send annual reports containing audited financial statement to our stockholders.

The public may read and copy any materials filed with the SEC at the its Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1–800–SEC–0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Employees

FHA does not conduct any material operations of its own.  Its operations are conducted through its wholly-owned subsidiary, Interim.  We currently have a total of 120 employees, of which 35 are full-time employees.   None of such employees are represented by employee union(s).  Interim believes its relations with all of its employees are good.

Item 1A.  Risk Factors.

Risks Relating to Our Business

Our present and intended business operations are highly speculative and involve substantial risks.  Only investors who can bear the risk of losing their entire investment should consider buying our shares.  Among the risk factors that you should consider are the following:

We have a history of losses and we may never achieve profitability.

FHA's net loss available to common stockholders was $577,957, or $0.23 per share and $347,438, or $347.44 per share, for the years ended December 31, 2012 and 2011, respectively.  Because we need to cover incremental costs of being a public company, we expect to incur increasing administrative expenses, and as a result, we will need to generate additional revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

FHA may be unable to make the changes necessary to operate as an independent entity or may incur significant costs, which could prevent it from operating profitably.

Interim was incorporated in Wyoming in 1991, and operates as a wholly-owned subsidiary of FHA.  FHA does not have any material operations of its own and it may be deemed to be a holding company with respect to Interim.  Historically, FHA has utilized the executive management team of FAB Universal Corp.  As a result of its spin-off from FAB, which was completed on October 1, 2012, FHA may determine that it is not be able to implement successfully the changes necessary to operate independently.  FHA may also incur additional costs relating to operating independently that would cause its available funds to decline materially.  These costs include, but are not limited to, salaries for an executive team, investor relations, accounting and auditing services, legal fees and transfer agent costs.  FHA cannot assure you that it will be profitable as a stand-alone company.

Our Accounting and Management Systems and Resources May Be Inadequate.

FHA’s accounting and other management systems and resources may not be adequate to meet the financial reporting and other requirements to which FHA is now subject as a result of the spin-off.  If FHA is unable to achieve and maintain effective internal controls, its operating results and financial condition could be harmed.

Prior to the spin-off, FHA was not directly subject to reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).  As a result of the spin-off, FHA is now directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of  2002 (“Sarbanes-Oxley”). Sarbanes-Oxley will require annual management assessments of the effectiveness of FHA’s internal controls over financial reporting. FHA’s reporting and other obligations will place significant demands on its management and administrative and operational resources, including accounting resources.

To comply with these requirements, FHA may need to upgrade its systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and finance staff.  If FHA is unable to upgrade its systems and procedures in a timely and effective fashion, it may not be able to comply with its financial reporting requirements and other rules that apply to public companies.  In addition, if FHA is unable to conclude that its internal controls over financial reporting are effective, FHA could lose investor confidence in the accuracy and completeness of its financial reports. Any failure to achieve and maintain effective internal controls could harm FHA’s operating results and financial condition.

FHA’s success will depend on its ability to retain key employees and recruit key management personnel.

One of FHA’s primary assets is its highly-skilled personnel.  These personnel could leave FHA and so deprive FHA of the skill and knowledge essential for performance of its existing and new business. Some of FHA’s employees may have additional or different responsibilities as a result of the fact that FHA is now an independent public company.  If any of FHA’s key personnel leaves for one of these or any other reason(s), it could harm FHA’s operating results and financial condition.

FHA may pursue acquisitions, investments or other strategic relationships or alliances, which may consume significant resources, may be unsuccessful and could dilute holders of its common stock.

Acquisitions, investments and other strategic relationships and alliances, if pursued, may involve significant cash expenditures, debt incurrence, operating losses, and expenses that could have a material adverse effect on FHA’s financial condition and operating results. Acquisitions involve numerous other risks, including:

•

Diversion of management time and attention from daily operations;

•

Difficulties integrating acquired businesses, technologies and personnel into FHA’s business;

•

Inability to obtain required regulatory approvals and/or required financing on favorable terms;

•

Entry into new markets in which FHA has little previous experience;

•

Potential loss of key employees, key contractual relationships or key customers of acquired companies or of FHA; and

•

Assumption of the liabilities and exposure to unforeseen liabilities of acquired companies.

If these types of transactions are pursued, it may be difficult for FHA to complete these transactions quickly and to integrate these acquired operations efficiently into its current business operations. Any acquisitions, investments or other strategic relationships and alliances by FHA may ultimately harm our business and financial condition. In addition, future acquisitions may not be as successful as originally anticipated and may result in impairment charges.

FHA’s business activities are highly regulated and new and proposed government regulation or legislative reforms could increase FHA’s cost of doing business, reduce its revenues, profitability and liquidity or subject FHA to additional liability.

FHA’s reimbursements for home healthcare services are subject to substantial federal and state regulation. These laws and regulations, along with the terms of FHA’s contracts and licenses, regulate how FHA does business, what services are offered and how FHA interacts with its customers, providers and the public. Laws and regulations applicable to FHA’s businesses are subject to frequent change and varying interpretations. Changes in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect FHA’s business by, among other things:

•

Imposing additional license or registration requirements;

•

Increasing administrative and other costs;

•

Forcing FHA to restructure its relationships with providers; or

•

Requiring FHA to implement additional or different programs and systems.

Although FHA believes it can structure its operations to comply with the laws and regulations applicable to it, government officials charged with responsibility for enforcing such laws and regulations are entitled to audit FHA’s operations and may in the future assert that FHA (or transactions in which it is involved) are in violation of these laws or courts may ultimately interpret such laws in a manner inconsistent with FHA’s interpretation. Therefore, it is possible that future legislation and regulation and the interpretation of existing and future laws and regulations could have a material adverse effect on FHA’s ability to operate home healthcare agencies.

FHA is required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.

Regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require FHA to comply with standards regarding the exchange of health information within the company itself and with third parties, including healthcare providers, business associates and FHA’s customers. These regulations include standards for common healthcare transactions, including claims information, plan eligibility, and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, a state seeks and receives an exception from the Department of Health and Human Services regarding certain state laws, or state laws concern certain specified areas, such state standards and laws are not preempted.

FHA believes it can comply with the HIPAA guidelines for the adoption and implementation of appropriate policies and procedures for privacy, for transactions and code sets and for security standards. Given HIPAA’s complexity and the possibility that the regulations may change and may be subject to changing and perhaps conflicting interpretation, FHA’s ongoing ability to comply with the HIPAA requirements is uncertain. Furthermore, a state’s ability to promulgate stricter laws, and uncertainty regarding many aspects of such state requirements, make compliance with applicable health information laws more difficult. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties.

FHA’s business model is heavily dependent on its ability to forge and maintain mutually beneficial business relationships with physicians and physician organizations.

FHA’s healthcare services are dependent upon recommendations from physicians and physician organizations such as hospitals and patient treatment facilities. Physicians and discharge personnel in healthcare facilities are the key to FHA’s ability to compete in the marketplace and its financial performance.

FHA’s success will be dependent upon, among other factors, its ability to successfully foster relationships with physicians and discharge personnel. FHA cannot assure that it can maintain the relationships in the future to obtain the referrals necessary to be competitive. The failure of FHA personnel to perform these functions could have an adverse impact on FHA’s competitive position, its growth and development, and its overall financial performance.

FHA’s products and services compete in segments of the healthcare market that are highly competitive.

The principal competitive factors that affect FHA include: marketing products and services, managing costs to maintain competitive pricing, recruiting nurses and certified nursing aides for home healthcare services, delivering superior customer service, and aggressively managing costs.  FHA cannot assure you that it will be able to successfully compete against current and future competitors and grow and maintain its market share.

Any substantial sale of stock by existing shareholders could depress the market value of the stock of FHA, thereby devaluing the market price and causing investors to risk losing all or part of their investment.

Stockholders, including our directors and officers hold a large number of FHA’s outstanding shares as of the date of this Annual Report.  We can make no prediction as to the effect, if any, that sales of shares, or the availability of shares for future sale, will have on the prevailing market price of our shares of common stock. Sales of substantial amounts of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for FHA to sell equity securities or equity-related securities in the future at a time and price which it deems appropriate.

We face a higher risk of failure because we cannot accurately forecast our future revenues and operating results.

The rapidly changing nature of the markets in which we compete makes it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•

the timing of sales of our services;

•

unexpected delays in introducing new services;

•

increased expenses, whether related to sales and marketing, or administration;

•

the mix of licenses and services revenue; and

•

costs related to possible acquisitions of businesses.

Our expansion plans may not be cost-effective.

We have pursued, and may continue to pursue, strategic alliances with new or complementary businesses in an effort to enter into new business areas, diversify our sources of revenue and expand our products and services.  If we pursue strategic alliances with new or complementary businesses, we may not be able to expand our product or service offerings and related operations in a cost-effective or timely way. We may experience increased costs, delays and diversions of management's attention when beginning any new businesses or services.  Also, any new business or service that users do not favorably receive could damage our reputation and brand name in the market place.  We also cannot be certain that we will obtain enough revenues from any expanded products or services to offset related costs.  Any expansion of our operations may require additional expenses.  These efforts may strain our management, financial and operational resources.

Our limited resources may make it harder for us to manage growth.

We have a limited basis upon which to evaluate our systems' ability to handle controlled or full commercial availability of our services.  We anticipate that we will expand our operations in the near future, and we will have to expand further to address the anticipated growth in our market opportunities.  To manage the expected growth of operations and personnel, we will need to improve existing systems, and implement new systems, procedures and controls.  In addition, we will need to expand, train and manage an increasing employee base.  We will also need to expand our finance, administrative and operations staff.  We may not be able to effectively manage this growth.  Our planned expansion in the near future will place a significant strain on our managerial, operational and financial resources. Our planned personnel, systems, procedures and controls may be inadequate to support our future operations.  If we cannot manage growth effectively or if we experience disruptions during our expansion, the expansion may not be cost-effective.

Any changes in reimbursement levels under Medicare, Medicaid or insurance reimbursement programs and any changes in applicable government regulations could have a material adverse effect on FHA’s net revenues.

As managed care assumes an increasingly significant role in markets in which FHA operates, FHA’s success will, in part, depend on retaining and obtaining managed care contracts. There can be no assurance that we will retain or continue to obtain such managed care contracts. In addition, reimbursement rates under managed care contracts are likely to continue experiencing downward pressure as a result of payers' efforts to contain or reduce the costs of health care by increasing case management review of services and negotiating reduced contract pricing. Therefore, even if we are successful in retaining and obtaining managed care contracts, unless we also decrease our cost for providing services and increases higher margin services, we will experience declining profit margins.

FHA is subject to extensive and frequently changing federal, state and local regulation. In addition, new laws and regulations are adopted periodically to regulate new and existing products and services in the health care industry. Changes in laws or regulations or new interpretations of existing laws or regulations can have a dramatic effect on operating methods, costs and reimbursement amounts provided by government and other third-party payers. Federal laws governing our activities include regulations related to Medicare reimbursement and certification and certain financial relationships with physicians and other health care providers. Although FHA intends to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactments of new laws or regulations will not have a material adverse effect on its business. FHA is subject to state laws governing Medicaid, professional training, licensure, financial relationships with physicians and the dispensing and storage of pharmaceuticals. The facilities operated by FHA must comply with all applicable laws, regulations and licensing standards. In addition, many of our employees must maintain licenses to provide some of the services that we offer.  There can be no assurance that federal, state or local governments will not change existing standards or impose additional standards. Any failure to comply with existing or future standards could have a material adverse effect on our results of operations, financial condition or prospects.

If we lose our key personnel or are unable to hire additional personnel, we will have trouble growing our business.

We depend to a large extent on the abilities of our key management.  The loss of any key employee or our inability to attract or retain other qualified employees could seriously impair our results of operations and financial condition.

Our future success depends on our ability to attract, retain and motivate highly skilled technical, marketing, management, accounting and administrative personnel.  We plan to hire additional personnel in all areas of our business as we grow. Competition for qualified personnel is intense.  As a result, we may be unable to attract and retain qualified personnel.  We may also be unable to retain the employees that we currently employ or to attract additional technical personnel.  The failure to retain and attract the necessary personnel could seriously harm our business, financial condition and results of operations.

System and online security failures could harm our business and operating results.

The operation of our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Our systems and operations are vulnerable to damage or interruption from many sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events.  Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Any substantial interruptions in the future could result in the loss of data and could destroy our ability to generate revenues from operations.

The secure transmission of confidential information over public networks is a significant barrier to electronic commerce and communications.  Anyone who can circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may have to spend large amounts of money and other resources to protect against potential security breaches or to alleviate problems caused by any breach.

There Are Substantial Risks Related to Our Common Stock and Management's Percentage of Ownership of Our Common Stock

Due to the instability in our common stock price, you may not be able to sell your shares at a profit.

The public market for our common stock is limited and volatile.  As with many other companies that are new listed, any market price for our shares is likely to continue to be very volatile.  In addition, the other risk factors disclosed in this Form 10-K may significantly affect our stock price.  The volatility and limited volume of our stock price may make it more difficult for you to resell shares when you want at prices you find attractive.

In addition, the stock market in general and the market for small Home Healthcare companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.  These broad market and industry factors may reduce our stock price, regardless of our operating performance.

Because our common stock is "penny stock," you may have greater difficulty selling your shares.

Our common stock is “penny stock” as defined in Rule 3a51-1 of the Securities and Exchange Commission.  Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account.  In addition, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.  Compliance with these requirements may make it harder for our selling stockholders and other stockholders to resell their shares.

The sale of already outstanding shares of our common stock could hurt our common stock market price.

The number of our shares available for resale in the public market may exceed the number of shares that purchasers wish to buy.  This imbalance may place downward pressure on our stock price.

Sales of substantial amounts of FHA common stock could harm the market price of its stock. This also could harm FHA’s ability to raise capital in the future.  Any sales of substantial amounts of FHA common stock in the public market, or the perception that those sales might occur, could harm the market price of FHA’s common stock.

Failure to meet financial expectations could have an adverse impact on the market price of FHA’s common stock.

FHA’s ability to achieve its financial targets is subject to a number of risks, uncertainties and other factors affecting its business and the home healthcare industry generally, many of which are beyond FHA’s control. These factors may cause actual results to differ materially. FHA describes a number of these factors throughout this document, including in these Risk Factors.  FHA cannot assure you that it will meet these targets. If FHA is not able to meet these targets, it could harm the market price of its common stock.

Item 1B.  Unresolved Staff Comments.

 Not applicable to smaller reporting companies.

Item 2.  Properties.

FHA’s corporate offices are located at 5001 Baum Blvd., Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,100 square feet of space.  FHA also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,750 and $1,406 per month, respectively.  The Casper lease ends June 2018, and the Billings location entered a 3 year lease agreement beginning March 1, 2011.

Item 3.  Legal Proceedings.

FHA is involved in routine legal and administrative proceedings and claims of various types.  We have no material pending legal or administrative proceedings, other than as discussed below or ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any property is the subject.  While any proceeding or claim contains an element of uncertainty, management does not expect that any such proceeding or claim will have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

None; not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 6, 2013, 10,063,249 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTCBB was $0.16 per share.  We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.

Our common stock began trading on the OTC Bulletin Board under the symbol “FUTU” on October 1, 2012.  Prior to that time, our subsidiary, Interim, was a wholly-owned subsidiary of Wizzard Software corporation (now known as “FAB Universal Corp.”), which traded on the NYSE MKT under the symbol "WZE”.  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares began are as follows:

	Low	High
Fiscal Year 2012
October 1, 2012 through December 31, 2012	$0.07	$1.26

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	$ 0.00	0

Equity compensation plans not approved by stockholders	0	$ 0.00	0

Total	0	$ 0.00	0

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued restricted shares of common stock during the calendar year ended December 31, 2012.

During the quarterly period ended December 31, 2012, we did not receive any proceeds from the exercise of warrants for which the underlying shares were registered with the Securities and Exchange Commission.

During the quarterly period ended December 31, 2012, we did not receive any proceeds from the sale of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None; not applicable.

Item 6.  Selected Financial Data

The following selected financial data are derived from our consolidated financial statements. You should review this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and the historical financial statements and related notes this report contains.

	Year ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
OPERATING DATA:
Net revenue	$ 4,382	$3,426	$3,099	$2,905	$3,933
Net income (loss)	(578)	(347)	16	(27)	241
Basic and diluted net loss per common stockholder	(0.06)	(0.03)	0.002	(0.003)	0.02
BALANCE SHEET DATA:
Total assets	1,368	2,232	2,454	2,584	3,057
Long-term obligation	0	0	0	0	0

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth under the caption entitled “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included in this Form 10-K.

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of FHA and Interim, including, without limitation, (i) our ability to gain a larger share of the home healthcare industry in our chosen markets, our ability to continue to develop products and services acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of home healthcare industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond FHA's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which FHA conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the home healthcare industry, the development of services that may be superior to the services offered by FHA, demand for home healthcare services, competition, changes in the quality or composition of FHA’s services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting FHA’s operations, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  FHA does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Company Overview

Based in Casper, Wyoming and Billings, Montana, our wholly-owned subsidiary, Interim Health Care of Wyoming, has been serving its community for 18 years, and Interim is part of the fast growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to be strong and provided a consistent stream of revenue through 2012.  During 2012, we saw the benefit of our positioning over the past three years.  We experience significant growth in revenue as a result of the return to the utilization of our Staffing services in Billings, Montana as well as continue growth in our home healthcare business in Casper, Wyoming. Our home healthcare services continue to be strong and provided a consistent stream of revenue during 2012.

In 2013, as with most businesses in today’s economy, we are approaching our healthcare business with some optimism. As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a possible modest increase in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be a substantial revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe that we continue to build a solid business that will offer a complimentary package of new technology and traditional services.

We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

Description of Services

Home Care

Through trained health care professionals, FHA provides home care services including senior care and pediatric nursing; physical, occupational and speech therapy.  FHA offices deliver quality home care and treat each patient with genuine, compassion, kindness and respect.  FHA provides health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derives is revenue from multiple payer sources.  These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our officers are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

In additional to our professional team, we employ a management team at each facility to handle the day to day direction of the office.  This is provided by our Administrators.  We also have a Director of Nursing in each location.  This person is responsible for the day to day oversight of the service providers and ensuring the certified professionals obtain the necessary training to maintain their certificates as well as the training necessary to be in compliance with all regulating organizations.

Staffing

FHA offices provide nurses, nurse aides and management services to hospitals, prisons, schools, corporations and other health care facilities.  FHA success is based on our ability to recruit the best health care professionals and the responsiveness of our local managers to fill the needs of our clients in a timely manner.   Additionally, we work with our clients should they decide they would like to hire our service professional on a full time basis.  Another key to our success is the personal relationship that our management and sales team build with each of our existing and new clients.  As noted previously, in order to reduce turnover of our service team by providing as many hours as possible, similar to the hours of a full-time employee, we utilize the same service team members across all payer sources.

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

Critical Accounting Policies and Estimates

Revenue Recognition - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, 985 Software — Revenue Recognition and the Securities and Exchange Commission Staff Accounting Bulletin No. 101 and 104.

The Company recognizes revenue from providing healthcare services when the services are provided and collection is probable.  Revenue from non-recurring programming, consulting service, support arrangements and training programs are recognized when the services are provided.

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $20,200 and $20,200 at December 31, 2012 and 2011, respectively.

Goodwill and Definite-life intangible assets - The Company accounts for Goodwill and definite-life intangible assets in accordance with provisions of the Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Topic 350.  Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment.  Topic 350 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with Topic 360, criteria for recognition of an impairment of Long-Lived Assets.

Results of Operations.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011:

During 2012, FHA recorded revenues of $4,381,518, a 28% increase over revenues of $3,425,721 for the same period in 2011.  The increase for 2012 reflects an increase in revenue driven by the increased use of our staffing services in Billings, Montana, and an increase in use of our home health services in Casper, Wyoming.

In 2012, cost of services totaled $2,955,574, a 28% increase as compared to $2,305,789 in 2011. This is a reflection of the costs associated with the increase in revenue. FHA posted a gross profit of $1,425,944 during 2012, versus a gross profit of $1,119,932 for 2011, an increase of 27% while maintaining our gross profit margins of 35.5%.

FHA recorded total operating expenses of $2,339,437 during 2012, a 41% increase as compared to operating expenses of $1,662,988 in the same period of 2011.  The increase is due to the recording of the non-cash charge of $1,109,852 for goodwill impairment and the increase in wages for the payment of bonuses.  General and administrative expenses totaled $359,498 in 2012 versus $320,247 in 2011, an increase of 12%, due to recording of D&O insurance, legal and accounting fees for the first time as a public company in Q4 2012. Salaries, wages and related expenses increased to $783,095 in 2012 from $550,027 in 2011, due to bonuses paid to executive management during 2012.  Selling expenses in 2012 were $86,992 versus $61,889 in 2011, driven by increase advertising expenditures.

FHA’s net loss available to common shareholders was $577,957 in 2012.  This represents a $230,519 decrease from our net loss of $347,438 in 2011. The decrease is due to the recording of impairment of goodwill of $1,109,852 in the fourth quarter of 2012 versus $730,825 in the fourth quarter of 2011.

Liquidity and Capital Resources.

2012 compared to 2011

Cash on hand was $208,458 at December 31, 2012, a decrease of $326,687 over the $535,145 on hand at December 31, 2011. Cash provided by operations for 2012, was $43,218, a decrease of $134,771 over the $177,989 cash provided by operations for 2011.  The increase in accounts receivable from $382,137 in fiscal 2011 to $576,116 in fiscal 2012 is a direct result of the increased revenue experience during the 2012.  We continue to work on collection efforts to ensure timely receipt of cash.

Cash used by financing activities was $369,905 for payments to the former parent company during the 2012 versus $151,249 of cash investments made by the former parent company during 2011.

Contractual Obligations

Not applicable to smaller reporting companies.

Off-Balance Sheet Arrangements

We have operating leases for certain facilities, but otherwise do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, or capital resources.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

Date:	3/15/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/15/13	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Pittsburgh, Pennsylvania

March 15, 2013

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheets of Future Healthcare of America and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the years ended December 31, 2012 and 2011.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended December 31, 2012 and 2011.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Future Healthcare of America and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with generally accepted accounting principles in the United States of America.

/s/ Gregory & Associates, LLC

March 29, 2013

Salt Lake City, Utah

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Statement of Financial Position	December 31, 2012		December 31, 2011
CURRENT ASSETS:
Cash	$ 208,458		$ 535,145
Accounts receivable	576,116	[1]	382,137	[1]
Prepaid expenses	71,925		15,349
Deferred tax asset, net	7,318		20,377
Total current assets	863,817		953,008

Property and equipment, net	615		4,275
Goodwill	79,809		1,189,661
Deferred tax asset, net	424,264		84,587
Total assets	$ 1,368,505		$ 2,231,531

CURRENT LIABILITIES:
Accounts payable	64,503		49,976
Accrued expenses	155,569		87,209
Deferred revenue	1,949		0
Total current liabilities	222,021		137,185

Total liabilities	222,021		137,185

STOCKHOLDERS' EQUITY
Common stock	10,063		10,063
Additional paid-in capital	1,205,223		1,575,128
Retained earnings (accumulated deficit)	(68,802)		509,155
Total stockholders' equity	1,146,484		2,094,346
Total liabilities and stockholders' equity	$ 1,368,505		$ 2,231,531

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2012	December 31, 2011
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,063,249	10,063,249

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2012	December 31, 2011

Revenue	$ 4,381,518	$ 3,425,721
Cost of Revenue	2,955,574	2,305,789
Gross Profit	1,425,944	1,119,932

OPERATING EXPENSES

Selling expenses	86,992	61,889
General and administrative	359,498	320,247
Salaries, wages and related expenses	783,095	550,027
Impairment of goodwill	1,109,852	730,825
Total Operating Expenses	2,339,437	1,662,988
Net Loss from operation	(913,493)	(543,056)

OTHER INCOME (EXPENSE):

Interest income	221	261
Interest expense	0	(447)
Other income (expense)	8,697	1,304
Total Other Income (Expense)	8,918	1,118
Loss from operations before tax	(904,575)	(541,938)

Current Income Tax Expense (Benefit)	0	0
Deferred Income Tax Benefit	(326,618)	(194,500)
Net Loss	$ (577,957)	$ (347,438)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$ (0.06)	$ (0.03)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, RESTATED	10,063,249	10,063,249

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

			Additional
	Common Stock		Paid In	Retained
	Shares	Amount	Capital	Earnings
Balance at December 31, 2010 (Restated)	10,063,249	$10,063	$1,423,878	$856,593

Capital Contributions from FAB Universal	0	0	151,250	0

Net loss for the year ended December 31, 2011	0	0	0	(347,438)

Balance at December 31, 2011 (Restated)	10,063,249	$10,063	$1,575,128	$509,155

Capital Distribution to FAB Universal	0	0	(369,905)	0

Net loss for the year ended December 31, 2012	0	0	0	(577,957)

Balance at December 31, 2012	10,063,249	$10,063	$1,205,223	$(68,802)

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2012	December 31, 2011

Cash Flows from Operating Activities
Net loss	$ (577,957)	$ (347,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fix assets	230	0
Change in allowance for doubtful accounts	0	(14,000)
Depreciation and amortization expense	3,430	5,325
Deferred Tax Benefit	(326,618)	(194,500)
Impairment of goodwill	1,109,852	730,825
Change in assets and liabilities:
Accounts receivable	(193,978)	(86,270)
Prepaid expenses	(56,576)	3,357
Accounts payable	14,527	29,499
Accrued expense	68,359	55,034
Deferred revenue	1,949	(3,843)
Net Cash Provided by Operating Activities	43,218	177,989

Cash Flows from Investing Activities:
Purchase of property & equipment	0	0

Net Cash Used in Investing Activities	0	0

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	(369,905)	151,249

Net Cash Used in Financing Activities	(369,905)	151,249

Net Increase (Decrease) in Cash	(326,687)	329,238
Cash at Beginning of Period	535,145	205,907
Cash at End of Period	$ 208,458	$ 535,145
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	0	447
Income taxes	0	0

   Supplemental Disclosures of Non-Cash Investing and Financing Activities:

   For the Years Ended December 31, 2012 and 2011

         None

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – On June 22, 2012, FAB Universal (FAB) formed Future Healthcare of America (“FHA”), a wholly owned subsidiary. On October 1, 2012, FHA operations were spun-off in a 1 for 1 dividend to the shareholders of record of FAB on September 5, 2012, the record date.  Interim Healthcare of Wyoming, Inc. ("Interim"), a Wyoming corporation, a wholly owned subsidiary of Future Healthcare of America, was organized on September 30, 1991.  Interim operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool.

Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the December 31, 2011 financial statements to reflect the 10,063,249 common shares, issued by Future Healthcare of America to shareholders of record of FAB Universal on September 5, 2012 to effectively spin-off the operations.

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

Reclassification – The financial statements for the period ended prior to December 31, 2012 have been reclassified to conform to the headings and classifications used in the December 31, 2012 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2012, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2012 and 2011, the Company has an allowance for doubtful accounts of $20,200 and $20,200, respectively, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2012 and 2011, the Company adjusted the allowance for bad debt by $0.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Long-lived intangible assets

FHA evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Leases - The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 840, (formerly Statement of Financial Accounting Standards SFAS No. 13 "Accounting for Leases").  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Goodwill - Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.  The company recorded an impairment charge of $1,109,852 on goodwill, during the quarter ended December 31, 2012 as the estimated fair value of the reporting units was less than their estimated fair values.

Loss Per Share - The Company computes loss per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 7).

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 5).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $54,162 and $31,040 for the periods ending December 31, 2012 and 2011, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable and accrued expenses approximates their recorded values due to their short-term maturities.

Revenue Recognition - Revenue is generated from various payer’s including Medicare, Medicaid, Insurance Companies, and various other entities and individuals.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price of services is fixed or determinable, and collection is reasonably assured. Payments received prior to services being provided are recorded as a liability (deferred revenue) until such services are performed. Revenue is recorded as net revenue where contractual adjustments and discounts are deducted from Gross Revenue to determine net revenue.

Recently Enacted Accounting Standards - Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2012	December 31, 2011

Furniture, fixtures and equipment	2-10 yrs	$50,397	$89,084
		50,397	89,084
Less: Accumulated depreciation		(49,782)	(84,809)
Property & equipment, net		$615	$4,275

Depreciation expense for the periods ended December 31, 2012 and 2011 was $3,430 and $5,325, respectively.

NOTE 3 - GOODWILL

Impairment - During 2012, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $1,109,852 as a result of impairment testing.

Impairment - During 2011, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units.  Based upon the results of this analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $730,825 as a result of impairment testing.

Goodwill - The following is a summary of goodwill:

	For the Years Ended
	December 31, 2012	December 31, 2011

Goodwill at beginning of period	$1,189,661	$1,920,486
Impairment	(1,109,852)	(730,825)
Goodwill at end of period	$79,809	$1,189,661

Goodwill consists of:	December 31,	December 31,
	2012	2011
Interim Healthcare of Wyoming – Casper	$0	$585,881
Interim Healthcare of Wyoming - Billings	79,809	603,780
Total Goodwill	$79,809	$1,189,661

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of December 31, 2012, 10,063,249 shares were issued and outstanding.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK (Continued)

Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the December 31, 2011 financial statements to reflect the 10,063,249 common shares,  issued by Future Health Care of America to shareholders of record of FAB Universal on September 5, 2012 to effectively spin-off the operations.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2012 and 2011, the total of all deferred tax assets was $431,582 and $104,965, respectively, and the total of the deferred tax assets related to goodwill was $368,050 and $12,362, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events. The Company believes it is more likely than not that the Company will have earnings in the near future and will realize the benefit of the deferred tax assets.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2012 and 2011 consist of the following:

	For the Years Ended
	December 31,
	2012	2011
Current tax expense:
Federal	$0	$0
State	0	0
Current tax expense	0	0

Deferred tax expense (benefit):
Allowance for doubtful accounts	(368)	5,072
Bonus accrual	5,071	(3,391)
Vacation accrual	8,356	(337)
Goodwill	(355,689)	(218,377)
Net operating loss carryforward	16,012	22,533
Subtotal deferred tax expense/(benefit)	(326,618)	(194,500)
Income tax expense/(benefit)	$(326,618)	$(194,500)

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2012	2011
Current deferred tax assets:
Computed tax at the expected statutory rate	$(307,555)	$(184,259)
State and local income taxes, net of federal	(20,083)	(11,959)
Other non-deductible expenses	1,020	1,718
Income tax expense/(benefit)	$(326,618)	$(194,500)

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$7,318	$6,950
Bonus accrual	0	5,071
Vacation accrual	0	8,356
Total current deferred tax assets (liabilities)	7,318	20,377

Long-term deferred tax assets (liabilities):
Excess of goodwill/intangible assets amortization for book over tax	368,050	12,362
Net operating loss carryforward	56,214	72,226
Total long-term deferred tax assets (liabilities)	$424,264	$84,588
Net term deferred tax assets (liabilities)	$431,582	$104,965

At December 31, 2012, the company has loss carryforwards of approximately $155,000 that expire in various years through 2032.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2008 for U.S. federal and U.S. states tax returns.

NOTE 6 - LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,750 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,406 a month through February 2014.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

Year ending December 31:	Lease Payments
2013	$74,732
2014	61,517
2015	58,704
2016	58,704
2017	58,704
Thereafter	29,352
Total Minimum Lease Payment	$341,713

Lease expense charged to operations was $73,880 and $73,872 for the periods ended December 31, 2012 and 2011, respectively.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 7 –LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2012	December 31, 2011
Loss from continuing operations available to common stockholders (numerator)	$(577,957)	$(347,438)
Loss available to common stockholders (numerator)	(577,957)	(347,438)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,063,249	10,063,249

NOTE 8 - CONCENTRATION OF REVENUES

For 2012 and 2011, Medicare and Medicaid reimbursement was 33% and 39% of revenue, respectively.

The following is a break out of revenue by major customer:

	2012	2011
Medicare	$ 544,331	$ 476,078
Medicaid	906,754	912,261
All Other	2,930,433	2,037,382
Total Sales	$ 4,381,518	$ 3,425,721

NOTE 9 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report:

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None; not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures—We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2012 at the above-described reasonable assurance level.

Internal Control over Financial Reporting—Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 29, 2013, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve FHA :

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	44	Chief Executive Officer and Chairman of the Board	2001
John Busshaus	49	Chief Financial Officer	2007
Denis Yevstifeyev	31	Director	2007
Douglas Polinsky	53	Director	2007
J. Gregory Smith	43	Director	2007

 *  Each of these dates reflects the applicable director or executive officer’s appointment to serve as a director or executive officer of FAB Universal Corp. (formerly “Wizzard Software Corporation”), which was the Company’s parent until the completion of the Company’s spin-off in the fourth quarter of 2012.

Christopher Spencer has served as our Chief Executive Officer, President and as a director of FHA since its inception on June 22, 2012.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the home healthcare industry.  From 1996 to present, Mr. Spencer founded FAB Universal Corp., and currently serves as Chief Executive Officer and director.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

John Busshaus has served as our Chief Financial Officer of FHA since its inception on June 22, 2012.  Mr. Busshaus has been responsible for our overall accounting and financial reporting functions since joining the FAB Universal in April 2006 and currently serves as Chief Financial officer for FAB Universal Corp. From 2004 to 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.  Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company.  From 1999 to 2000, Mr. Busshaus worked for

Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  From 1994 to 1998, Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarterly budgets planning, as well as weekly, monthly and quarterly reporting of results.  As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

Douglas Polinsky has served as a Director of FHA since its inception on June, 2012.  Mr. Polinsky currently serves as a director for FAB Universal Corp. Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital formation and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has served as a Director of FHA since its inception on June, 2012.  Mr. Smith currently serves as a director for FAB Universal Corp. Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of FHA since its inception on June, 2012.  Mr. Yevstifeyev currently serves as a director for FAB Universal Corp.  Mr. Yevstifeyev currently serves as the Director of Financial Planning & Analysis for Education Management Corporation – Online Higher Education.  From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

There are no non-officer employees who are expected to make a significant contribution to the business.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

 During the past ten years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2012 and on representations that no other reports were required, we believe that during the 2012 fiscal year all applicable Section 16(a) filing requirements were met.

CORPORATE GOVERNANCE

Code of Ethics

We uphold a set of basic values to guide our actions and are committed to maintaining the highest standards of business conduct and corporate governance. We have adopted a Code of Business Conduct and Ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, which, in conjunction with our Certificate of Incorporation, Bylaws and Board of Directors committee charters, form the framework for governance of FHA. The Code of Ethics and Business Conduct, Board of Directors committee charters, Bylaws and Article of Incorporation are available at our corporate offices. Stockholders may request free printed copies of these documents from:

Future Healthcare of America

Attn: Kathy Neal

5001 Baum Blvd., Suite 770

Pittsburgh, PA 15213

Board of Directors Independence

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements required by the SEC. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Committees of the Board of Directors

The Board of Directors has adopted written charters for two standing committees: the Nominating Committee and the Audit Committee. The Board has determined that all members of the Nominating and Audit Committees are independent and satisfy the relevant SEC independence requirements for members of such committees.

Nominating Committee.    The Nominating Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith. This committee provides assistance to the Board in identifies individuals qualified to become members of the Board of Directors consistent with Board criteria. The committee also oversees the evaluation of the Board of Directors and management.  There have not been any material changes to the procedures by which stockholders recommend nominees to the Board of Directors.

Audit Committee.    The Audit Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith.  Mr. Yevstifeyev, the Board of Directors has determined, is an “audit committee financial expert” as defined under SEC rules. This committee oversees the integrity of our financial statements, disclosure controls and procedures, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the qualifications and independence of the independent auditors and the performance of our internal audit function and independent auditors, and the quarterly reviews and annual independent audit of our financial statements. Gregory & Associates, our independent auditors, reports directly to the Audit Committee.

We will provide a free printed copy of any of the charters of any Board committee to any stockholder on request.

Compensation Committee.    The Compensation Committee currently consists of Mr. Polinsky as chair, Mr. Yevstifeyev, and Mr. Smith. This committee provides assistance to the Board of Directors in overseeing our compensation policies and practices. It reviews and approves the compensation levels and policies for the Board of Directors; reviews and approves corporate goals and objectives with respect to CEO compensation and, based upon these evaluations, determines and approves the CEO’s compensation; makes recommendations to the Board of Directors with respect to non-CEO executive officer compensation. The Compensation Committee also has the responsibility to provide the report to stockholders on executive officer compensation, which appears below.

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2012, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2012, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

 COMPENSATION DISCUSSION AND ANALYSIS

Overview and General Philosophy

At FHA, our focus is to create value through expanding the payers and services that can utilize the services we offer within the healthcare industry. We are also focused on growing home healthcare business through new education programs and services for our clients. Our executive compensation program supports this goal of value creation by:

•

rewarding executives for obtaining performance milestones;

•

aligning the interests of executives with the interests of stockholders; and

•

attracting and retaining highly motivated and talented executives.

 Our compensation elements simultaneously fulfill one or more of these three objectives. The elements include:

•

base salary;

•

discretionary bonuses (in the form of cash, restricted stock, and stock options);

•

benefits programs.

The type and amount of compensation is determined considering current pay, competitive pay data from the external talent market and the opportunity for future pay. We combine compensation elements for each executive in a manner that will meet the performance, alignment and retention goals listed above as well as eliciting the best possible contribution from the executive.

Compensation Objectives

Our executive compensation philosophy is built around two objectives: supporting stockholder value creation through, aligning the interests of executives with the interests of stockholders, and attracting and retaining highly motivated and talented executives.

We use general industry data of companies which are a similar size to us based on market capitalization to establish market pay levels.

Obtained Performance Milestones:

•	We construct our annual bonus opportunities to have appropriately aggressive targets that require significant achievement against performance milestones.

Aligned Interests:

•	Our base pay practices reduce fixed costs and emphasize performance-based incentive programs, which we believe are in the best interests of stockholders.

•	We base our annual bonus opportunities on performance milestones and value to the stockholder that focus executives on performance results that are of common interest to stockholders.

•	We award long-term equity incentive opportunities using restricted stock so that appreciating stock value is a significant factor in executive compensation.

Executive Retention:

•

We believe our use of lower base salary levels accompanied by an emphasis on incentive programs attracts executives that are appropriately aggressive, innovative, and willing to risk a larger share of their compensation on their own performance and the performance of the Company.

•	Discretionary bonuses allow us to adjust to unique market conditions in a timely fashion in order to retain key executives.

Compensation Administration

General Process.    Executive compensation decisions at FHA are the product of several factors, modified by judgment and discretion as necessary. The predominant factors include:

•	key performance measurements such as revenue, and key business developments;

•	strategic initiatives such as acquisitions, and implementation of process improvements;

•	achievement of specific operational goals relating to the sphere of influence led by the executive;
•	compensation of other executives within the Company (to ensure internal equity); and

For the CEO, these factors are judged and compensation is recommended by the Compensation Committee of the Board of Directors and approved by the Board. For the other executive officers (including all of the named executives in the Summary Compensation Table), the factors are considered by the CEO, who recommends compensation levels. These judgments and recommendations are then reviewed and approved or revised by the Compensation Committee.

Generally, the Compensation Committee reviews and makes adjustments to base compensation once per year, effective at the beginning of each fiscal year (January 1). Annual incentives are typically paid within two months of the fiscal year end, usually in mid-February.

Role of Compensation Committee.    The Compensation Committee oversees the design, development and implementation of our compensation program. The Committee evaluates the performance of the CEO and determines CEO compensation consistent with the objectives of the compensation program. The Committee also approves all incentive compensation plans and approves or revises recommendations made by the CEO for compensation decisions affecting other executives. The Committee also approves all bonuses, awards and grants under all incentive plans.

Role of CEO.    Our CEO is responsible for the implementation and administration of our compensation program throughout the organization. The CEO evaluates the performance of executives and, consistent with the objectives of the compensation program, meets with the Compensation Committee to consider and recommend compensation programs, set and evaluate performance milestone, and make specific recommendations on the form and amount of compensation for named executives.

Compensation Components

Short-Term Compensation.    Consistent with our stated compensation philosophy, our key metric for executive short-term compensation is annual total cash compensation. Discretionary bonuses provide significant upside potential which results in targeted annual total cash compensation.

Our performance for fiscal 2012 was well above targeted levels. Company-wide, total revenue for the year was $4.4 million, an increase of 28% from the previous year.  On October 1, 2012, the Company was spun-off from FAB Universal Corp and became its own public company.

Base Salary.    We consider base salary a tool to provide executives with a reasonable base level of income relative to the scope of the positions they hold. Base salaries are established based on the level of responsibility for the position. With the exception of the CEO and named executives all base salaries are reviewed annually, and are adjusted from time to time to reflect changes in responsibility level.

In 2012, our named executives’ annual salaries were $50,000, which became effective on October 1, 2012 with the effective date of the spin-off.

Annual Bonus.    Currently, there is not an established annual incentive bonus plan.

Discretionary Bonuses.    Because there is not an annual incentive plan, the Compensation Committee may determine a discretionary bonus is to be awarded to appropriately reward senior executives.  In these cases, discretionary bonuses are used to assure that executives are appropriately rewarded. The Committee determines discretionary bonuses for the CEO. The CEO recommends discretionary bonuses for all other named executives, which are then approved or adjusted by the Committee.

In fiscal year 2012, discretionary bonuses were awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2012.

Long-Term Incentive Compensation.   In 2012, we did not have any such compensation plan.

In fiscal 2013, we plan to execute a long-term incentive design that will utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

All stock granted to the named executives by the Company must have prior Compensation Committee approval. The exercise price for all stock-based awards coincides with the date the Committee approves the award grant. It is against Company policy to back-date stock-based awards or to try to time stock-based awards for any reason and we have never engaged in these practices.

Award Adjustment or Recovery.    We do not have a policy to recover or otherwise adjust payments made or awards earned as a result of changes in subsequent periods relating to performance measures upon which such payments or awards are based, sometimes referred to as a “clawback” policy. We have not required any named executive to return any award or repay any payment received in any fiscal year.

Tax Deductibility of Compensation.    Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1,000,000 limit on the amount that a public company may deduct for compensation paid to named executives unless compensation is based on an individual’s meeting pre-established performance goals determined by a compensation committee and approved by stockholders.

Retirement and Other Benefits

Generally, we view retirement savings as a personal matter. We currently do not offer any pre-tax retirement savings through the use of a traditional 401(k) plan; a deferred compensation plan; or other retirement programs.

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2012, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of FHA’s Chief Executive Officer during fiscal 2012, and the other persons who served as executive officers during fiscal 2012. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2012.

SUMMARY COMPENSATION TABLE – FISCAL 2012

Name and principal position	Year	Salary(4) ($)	Bonus(1) ($)	Stock(2) awards ($)	Option(3) awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chris Spencer – CEO	2012	12,500	100,000	0	0	0	0	0	112,500
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

John Busshaus – CFO	2012	12,500	100,000	0	0	0	0	0	112,500
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)     The bonuses shown in this column represent awards for the successful spin-off of FHA effective October 1, 2012.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2012 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John L. Busshaus	0	0	0	0	-	0	0	0	0
Chris Spencer	0	0	0	0	-	0	0	0	0

Grants of Plan-Based Awards for 2012

There were no plan-based equity awards made to our executive officers during fiscal 2012.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2012 option exercises and restricted stock that vested during fiscal 2012 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2012

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Christopher Spencer	0	0	0	0
John L. Busshaus	0	0	0	0

Pension Benefits

The Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments

As of December 31, 2012, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2012, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2012, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2012, we did not pay our non-employee directors a cash retainer. In 2013, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2012. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2012.

DIRECTOR COMPENSATION TABLE – FISCAL 2012

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	0	0	0	0	0	0	0
J. Gregory Smith	0	0	0	0	0	0	0
Denis Yevstifeyev	0	0	0	0	0	0	0

All outside directors are entitled to base annual cash compensation of $12,000, which we pay monthly.  As of December 31, 2012, there were no stock options outstanding that were granted to the outside directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	0	$0	0
Equity compensation plans not approved by stockholders	0	0	0
Total	0	$0	0

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 6, 2013 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 6, 2013 there were 10,063,249 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	549,625	5.5%

Directors:
Douglas Polinsky	112,500	1.1%
J. Gregory Smith	112,500	1.1%
Denis Yevstifeyev	112,500	1.1%

Executive Officers:
John L. Busshaus, Chief Financial Officer	345,184	3.4%
All directors and executive officers as a group (5 persons)	1,232,309	12.3%

(1)     The address of each director and officer is c/o Future Healthcare of America, 5001 Baum Blvd.  Suite 770, Pittsburgh, Pennsylvania 15213.

(2)     The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 6, 2013, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 6, 2013.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2012 and 2011, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Parents of the Issuer.

The Company has no parents.

Promoters and certain control persons.

 None; not applicable.

Director independence.

The Board of Directors has determined that each of J. Gregory Smith, Denis Yevstifeyev and Douglas Polinsky has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and satisfies the independence requirements. The non-management independent directors meet in executive session, without management, at least annually. Mr. Polinsky, an independent non-management director, chairs all executive session meetings of directors.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to FHA by its principal auditor during the calendar years ended December 31, 2012 and 2011:

Fee category	2012	2011
Audit Fees (1)	$40,000	$25,000
Audit – related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$40,000	$25,000

(1)

Consists of fees for audit of the Company's annual financial statements, audit of the financial statements of acquired subsidiaries, the review of interim financial statements included in the Company's quarterly reports, and the review of other documents filed with the Securities and Exchange Commission.

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of FHA’s financial statements and are not reported under "Audit fees."

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

The Audit Committee is informed of and approves all services Gregory & Associates provides. The Audit Committee pre-approves the annual audit fee, tax services, and non-routine SEC filing reviews, as well as the fees for all large projects that are expected to cost more than $35,000. In addition, it has pre-approved $10,000 for items that relate to routine accounting services related to items such as new, routine SEC filings requiring consents, and routine tax consultations. Upon performance of such services, the Audit Committee is informed of and approves the matters to which such consultations relate. Upon approval by the Audit Committee, the amount is added back to the pre-approved $10,000.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Future Healthcare of America and subsidiaries as of December 31, 2012 and 2011

Consolidated Statements of Operations of Future Healthcare of America and subsidiaries for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders' Equity of Future Healthcare of America and subsidiaries for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows of Future Healthcare of America and subsidiaries for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(b)  Exhibits. (1)

Exhibit

Number               Description

3.1

Articles of Incorporation (2)

3.2

Bylaws (2)

10.1

Interim HealthCare of Wyoming Franchise Agreement (Casper, Wyoming) (3)

10.2

Interim HealthCare of Wyoming Franchise Agreement (Billings, Montana) (3)

14

Code of Ethics

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

906 Certification

(1)

Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

(2)

Incorporated by reference from our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 2012.

(3)

Incorporated by reference from our amended Registration Statement on Form S-1/A2 filed with the Securities and Exchange Commission on August 15, 2012.

(c)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Consolidated Financial Statements

See Index to Consolidated Financial Statements

2.

Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE HEALTHCARE OF AMERICA

Date:	3/29/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/29/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/29/13	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/29/13	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/29/13	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/29/13	/s/ Douglas Polinsky
Douglas Polinsky
Director