Form 10-Q
period 2013-03-31
Future Healthcare of America
filed 2013-05-03
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-54917

FUTURE HEALTHCARE OF AMERICA

 (Exact name of registrant as specified in its charter)

WYOMING	45-5547692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Boulevard, Suite 770

Pittsburgh, Pennsylvania 15213

 (Address of Principal Executive Offices)

Registrant's Telephone Number:  (412) 621-0902

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of ‘‘large accelerated filer”, “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 4, 2013, there were 10,063,249 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

The Unaudited Consolidated Financial Statements of Future Healthcare of America, a Wyoming corporation (the “Company,” “FHA,” “we,” “our,” “us” and words of similar import) were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Consolidated Financial Statements fairly present the financial condition of the Company.

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2013		December 31, 2012

CURRENT ASSETS:
Cash	240,671		208,458
Accounts receivable	606,260	[1]	576,116	[1]
Prepaid expenses	71,758		71,925
Deferred tax asset, current	7,318		7,318
Total current assets	926,007		863,817

PROPERTY AND EQUIPMENT, net	329		615
GOODWILL	79,809		79,809
DEFERRED TAX ASSET, NET	424,264		424,264
Total assets	1,430,409		1,368,505

CURRENT LIABILITIES:
Accounts payable	80,309		64,503
Accrued expenses	168,910		155,569
Deferred revenue	3,373		1,949
Total current liabilities	252,592		222,021

DEFERRED TAX LIABILITY, NET	0		0

Total liabilities	252,592		222,021

STOCKHOLDERS' EQUITY

Common stock	10,063	[2]	10,063	[2]
Additional paid-in capital	1,205,223		1,205,223
Retained earnings (deficit)	(37,469)		(68,802)
Total stockholders' equity	1,177,817		1,146,484
Total liabilities and stockholders' equity	1,430,409		1,368,505

[1] net of $20,200 allowance

[2] $.001 par value, 200,000,000 shares authorized, 10,063,249 shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Jan. 1 to Mar. 31, 2013	Jan. 1 to Mar. 31, 2012

REVENUE
Total Revenue	$1,212,611	$1,008,294

COST OF SERVICES
Total Cost of Services	838,862	669,060

Gross Profit	373,749	339,234

OPERATING EXPENSES
Selling expenses	20,287	17,392
General and administrative	105,604	86,351
Salaries, wages and related expenses	161,184	139,260
Consulting fees	57,740	4,156
Total Operating Expenses	344,815	247,159
INCOME FROM OPERATIONS	28,934	92,075

OTHER INCOME (EXPENSE):
Interest income	11	96
Interest expense	0	0
Other income	2,387	875
Total Other Income	2,398	971
INCOME BEFORE INCOME TAXES	31,332	93,046
CURRENT INCOME TAX EXPENSE (BENEFIT)	0	0
DEFERRED INCOME TAX EXPENSE (BENEFIT)	0	0
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$31,332	$93,046

BASIC INCOME PER COMMON SHARE	0.003	0.01
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,063,249	10,063,249
DILUTED INCOME PER COMMON SHARE	0.003	0.01
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,063,249	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2013	March 31, 2012

Cash Flows from Operating Activities
Net income	$31,332	$93,046
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	286	889
Impairment of goodwill	0	0
Change in assets and liabilities:
Accounts receivable	(30,144)	(185,491)
Prepaid expenses	167	(14,631)
Accounts payable	15,806	(17,403)
Accrued expense	13,342	20,014
Deferred revenue	1,424	(733)
Net Cash Provided/(Used ) by Operating Activities	32,213	(104,309)

Cash Flows from Investing Activities:
Purchase of property & equipment	0	0

Net Cash Used in Investing Activities	0	0

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	0	45,766

Net Cash Provided/ (Used) by Financing Activities	0	45,766

Net Increase (Decrease) in Cash	32,213	(58,543)
Cash at Beginning of Period	208,458	535,145
Cash at End of Period	$240,671	$476,602

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	0	0
Income taxes	0	0

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

   For the Three Months Ended March 31, 2013 and 2012

         None

  The accompanying notes are an integral part of these financial statements

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the March 31, 2012 financial statements to reflect the 10,063,249 common shares, issued by Future Healthcare of America to shareholders of record of FAB Universal on September 5, 2012 to effectively spin-off the operations.

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

Reclassification – The financial statements for the period ended prior to March 31, 2013 have been reclassified to conform to the headings and classifications used in the March 31, 2013 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2013, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2013 and 2012, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2013 and 2012, the Company adjusted the allowance for bad debt by $0.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Goodwill - Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.  The company recorded an impairment charge of $1,109,852 on goodwill during the quarter ended December 31, 2012 as the estimated fair value of the reporting units was less than their estimated fair values.

Income /(Loss) Per Share - The Company computes income (loss) per share in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 7).

Leases - The Company accounts for leases in accordance with Financial FASB ASC Topic 840, (formerly Statement of Financial Accounting Standards SFAS No. 13 "Accounting for Leases").  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 5).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $13,280 and $8,758 for the periods ending March 31, 2013 and 2012, respectively.

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

Revenue Recognition - Revenue is generated from various payer’s including Medicare, Medicaid, Insurance Companies, and various other entities and individuals.  In accordance with FASB ASC Topic 605, Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price of services is fixed or determinable, and collection is reasonably assured. Payments received prior to services being provided are recorded as a liability (deferred revenue) until such services are performed.  Revenue is recorded as net revenue where contractual adjustments and discounts are deducted from Gross Revenue to determine net revenue.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2013	December 31, 2012

Furniture, fixtures and equipment	2-10 yrs	$36,384	$50,397
		36,384	50,397
Less: Accumulated depreciation		(36,055)	(49,782)
Property & equipment, net		$329	$615

Depreciation expense for the periods ended March 31, 2013 and 2012 was $286 and $889, respectively.

NOTE 3 - GOODWILL

Impairment - During 2012, the Company performed its annual test of impairment of goodwill.  Based upon the results of the analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $1,109,852 as a result of impairment testing.

Goodwill - The following is a summary of goodwill:

	For the periods ended
	March 31, 2013	December 31, 2012

Goodwill at beginning of period	$79,809	$1,189,661
Impairment	-	(1,109,852)
Goodwill at end of period	$79,809	$79,809

Goodwill consists of:	March 31,	December 31,
	2013	2012

Interim Healthcare of Wyoming - Billings	$79,809	$79,809
Total Goodwill	$79,809	$79,809

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of March 31, 2013, 10,063,249 shares were issued and outstanding.

Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the March 31, 2012 financial statements to reflect the 10,063,249 common shares,  issued by Future Health Care of America to shareholders of record of FAB Universal on September 5, 2012 to effectively spin-off the operations.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At March 31, 2013 and December 31, 2012 the total of all deferred tax assets was $431,582 and $431,582, respectively, and the total of the deferred tax liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events. The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.

We file U.S. federal, and U.S. states return, we are generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

NOTE 6 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,750 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,447 a month through February 2014.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2013 are as follows:

Twelve months ending March 31

 Lease Payments

2014

74,201

2015

58,704

2016

58,704

2017

58,704

2018

58,704

Thereafter

14,676

Total Minimum Lease Payments

$

323,693

Lease expense charged to operations was $18,594 and $18,575 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 – INCOME/(LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months
	March 31
	2013	2012
Income/(Loss) from continuing operations available to common stockholders (numerator)	$31,332	$93,046
Income/(Loss) available to common stockholders (numerator)	31,332	93,046
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,063,249	10,063,249

NOTE 8 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report:

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Highlights

Based in Casper, Wyoming, and Billings, Montana, FHA’s wholly-owned subsidiary, Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim”), is an independent franchisee of Interim HealthCare that has been serving its community for 18 years and is part of the fast-growing home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to be strong and provided a consistent stream of revenue during the first quarter of 2013.  During 2013, we saw the benefit of our positioning over the past three years.  We experienced significant growth in revenue as a result of the continued utilization of our Staffing services in Billings, Montana as well as continued growth in our home healthcare business in both Casper, Wyoming and Billings, Montana. Our home healthcare services continued to be strong and provided a consistent stream of revenue in the first quarter of 2013.

During the first quarter of 2013, FHA experienced a 20% increase in revenue over the first quarter of 2012.  This was driven by an increased use in our staffing services in our Billings location coupled with increase in our homecare services in both locations.

In 2013, as with most businesses in today’s economy, we are approaching our healthcare business with some optimism.  As for our operation in Billings, Montana and its focus on the medical staffing industry, we anticipate a modest increase in the demand for our medical staffing services during the remainder of 2013.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be a substantial revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we continue to build a solid business that will offer a complimentary package of new technology and traditional services.

Home Healthcare

Through trained health care professionals, FHA provides home care services including senior care and pediatric nursing; physical, occupational and speech therapy.  FHA offices deliver quality home care and treat each patient with genuine compassion, kindness and respect.  FHA provides health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derives is revenue from multiple payer sources.  These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our officers are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, FHA recorded revenues of $1,212,611, a 20% increase over revenues of $1,008,294 for the same period in 2012.  The increase for 2013 reflects an increase in revenue driven by the increased use of our staffing services in Billings, Montana and growth in our healthcare business in both locations.

For the quarter ended March 31, 2013, cost of services totaled $838,862, a 25% increase as compared to $669,060 in the comparable period of 2012. This is a reflection of the costs associated with the increase in revenue. FHA posted a gross profit of $373,749 during the first quarter 2013, versus a gross profit of $339,234 for the first quarter of 2012, an increase of 10%.

FHA recorded total operating expenses of $344,815 during the first quarter of 2013, a 40% increase as compared to operating expenses of $247,159 in the same period of 2012.  General and administrative expenses totaled $105,604 in the first quarter 2013 versus $86,351 in the first quarter 2012, an increase of 22%, due to an increase in advertising, outside accounting and claims review services and office supplies.  Consulting fees increased from $4,156 to $57,740 when comparing the first quarter of 2012 versus 2013.  The increase was driven by audit fees, legal fees, and other expenses of being a public company, which were absorbed by the parent company under our previous ownership. Salaries, wages and related expenses increased to $161,184 in the first quarter of 2013 from $139,260 in 2013, an increase of 16%.  This increase was driven by the addition of salaries for management of FHA for being a public company. Selling expenses in the first quarter of 2013 were $20,287 versus $17,392 in the comparable quarter of 2012, driven by an increased spending for advertising.

FHA’s net income available to common shareholders was $31,332 for the first quarter of 2013.  This represents a 66% decrease from our net income of $93,046 in the first quarter of 2012.

Liquidity and Capital Resources.

Cash on hand was $240,671 at March 31, 2013, an increase of $32,213 from the $208,458 on hand at December 31, 2012. Cash provided by operations for the three months ended March 31, 2013, was $32,213, an increase of $136,522 over the $104,309 cash used by operations for the three months ended March 31, 2012.  The increase in accounts receivable is a direct result of the increased revenue experienced during the first three months of 2013.  The decrease in accrued liabilities was driven by a wage accrual at the end of 2012, which was not required as of March 31, 2013.

Overall, the operations of FHA generated the increase in the cash balance of $32,213 from December 31, 2012 to March 31, 2013.

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

As of March 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any securities during the three month period ended March 31, 2013, which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

 (a)

None; not applicable.

  (b)  During the quarterly period ended March 31, 2013, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	5/3/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	5/3/13	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/3/13	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/3/13	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	5/3/13	/s/ J. Gregory Smith
J. Gregory Smith
Director