Form 10-Q
period 2013-06-30
Future Healthcare of America
filed 2013-08-01
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 1, 2013, there were 10,163,249 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2013		December 31, 2012

CURRENT ASSETS:
Cash	313,916		208,458
Accounts receivable	541,350	[1]	576,116	[1]
Prepaid expenses	72,573		71,925
Deferred tax asset, current	7,318		7,318
Total current assets	935,157		863,817

PROPERTY AND EQUIPMENT, net	256		615
GOODWILL	79,809		79,809
DEFERRED TAX ASSET, NET	424,264		424,264
Total assets	1,439,486		1,368,505

CURRENT LIABILITIES:
Accounts payable	73,674		64,503
Accrued expenses	111,444		155,569
Deferred revenue	7,722		1,949
Total current liabilities	192,840		222,021

DEFERRED TAX LIABILITY, NET	0		0

Total liabilities	192,840		222,021

STOCKHOLDERS' EQUITY

Common stock	10,163	[2]	10,063	[3]
Additional paid-in capital	1,220,123		1,205,223
Retained earnings (deficit)	16,360		(68,802)
Total stockholders' equity	1,246,646		1,146,484
Total liabilities and stockholders' equity	1,439,486		1,368,505

[1] net of $20,200 allowance

[2] $.001 par value, 200,000,000 shares authorized, 10,163,249 shares issued and outstanding.

[3] $.001 par value, 200,000,000 shares authorized, 10,063,249 shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	April 1 to June 30, 2013	April 1 to June 30, 2012	Jan. 1 to June 30, 2013	Jan. 1 to June 30, 2012

REVENUE
Total Revenue	1,083,188	1,166,954	2,295,799	2,175,248

COST OF SERVICES
Total Cost of Services	738,980	758,576	1,577,842	1,427,636

Gross Profit	344,208	408,378	717,957	747,612
OPERATING EXPENSES
Selling expenses	17,454	23,494	37,741	40,886
General and administrative	108,805	73,683	214,409	160,034
Salaries, wages and related expenses	157,930	133,650	319,114	272,910
Professional and consulting fees	6,223	3,711	63,963	7,867
Total Operating Expenses	290,412	234,538	635,227	481,697
INCOME FROM OPERATIONS	53,796	173,840	82,730	265,915

OTHER INCOME (EXPENSE):
Interest income	34	43	45	139
Interest expense	0	0	0	0
Other income (expense)	0	17	2,387	892
Total Other Income (Expense)	34	60	2,432	1,031
INCOME BEFORE INCOME TAXES	53,830	173,900	85,162	266,946
CURRENT INCOME TAX EXPENSE (BENEFIT)	0	0	0	0
DEFERRED INCOME TAX EXPENSE (BENEFIT)	0	0	0	0
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	53,830	173,900	85,162	266,946

BASIC INCOME PER COMMON SHARE	0.01	0.02	0.01	0.03
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,103,908	10,063,249	10,083,691	10,063,249
DILUTED INCOME PER COMMON SHARE -	0.01	0.02	0.01	0.03
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,103,908	10,063,249	10,083,691	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2013	June 30, 2012

Cash Flows from Operating Activities
Net income	$85,162	$266,946
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	358	1,778
Stock issued to employee	15,000	0
Change in assets and liabilities:
Accounts receivable	34,766	(224,697)
Prepaid expenses	(647)	(14,794)
Accounts payable	9,171	(19,081)
Accrued expense	(44,124)	(1,624)
Deferred revenue	5,772	3,485
Net Cash Provided by Operating Activities	105,458	12,013

Cash Flows from Investing Activities:
Purchase of property & equipment	0	0

Net Cash Used in Investing Activities	0	0

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	0	(161,571)

Net Cash Provided/ (Used) by Financing Activities	0	(161,571)

Net Increase (Decrease) in Cash	105,458	(149,558)
Cash at Beginning of Period	208,458	535,145
Cash at End of Period	$313,916	$385,587

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	0	0
Income taxes	0	0

   Supplemental Disclosures of Non-Cash Investing and Financing Activities:

      For the Six Months Ended June 30, 2013 and 2012

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

Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the June 30, 2012 financial statements to reflect the 10,063,249 common shares, issued by Future Healthcare of America to shareholders of record of FAB Universal on September 5, 2012 to effectively spin-off the operations.

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

Reclassification – The financial statements for the period ended prior to June 30, 2013 have been reclassified to conform to the headings and classifications used in the June 30, 2013 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At June 30, 2013, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2013 and 2012, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2013 and 2012, the Company adjusted the allowance for bad debt by $0.

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

Leases - The Company accounts for leases in accordance with Financial FASB ASC Topic 840, ("Accounting for Leases").  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 5).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $24,158 and $24,280 for the periods ending June 30, 2013 and 2012, respectively.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2013	December 31, 2012

Furniture, fixtures and equipment	2-10 yrs	$36,384	$50,397
		36,384	50,397
Less: Accumulated depreciation		(36,128)	(49,782)
Property & equipment, net		$256	$615

Depreciation expense for the periods ended June 30, 2013 and 2012 was $358 and $1,778, respectively.

NOTE 3 - GOODWILL

Impairment - During 2012, the Company performed its annual test of impairment of goodwill.  Based upon the results of the analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $1,109,852 as a result of impairment testing.

Goodwill - The following is a summary of goodwill:

	For the periods ended
	June 30, 2013	December 31, 2012

Goodwill at beginning of period	$79,809	$1,189,661
Impairment	-	(1,109,852)
Goodwill at end of period	$79,809	$79,809

Goodwill consists of:	June 30,	December 31,
	2013	2012

Interim Healthcare of Wyoming - Billings	$79,809	$79,809
Total Goodwill	$79,809	$79,809

NOTE 4 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of June 30, 2013, 10,163,249 shares were issued and outstanding.

Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the June 30, 2012 financial statements to reflect the 10,063,249 common shares,  issued by Future Health Care of America to shareholders of record of FAB Universal on September 5, 2012 to effectively spin-off the operations.

On May 24, 2013, the Company issued 100,000 common shares valued at $15,000 to employees for services rendered.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At June 30, 2013 and December 31, 2012 the total of all deferred tax assets was $431,582 and $431,582, respectively, and the total of the deferred tax liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events. The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.

We file U.S. federal, and U.S. states return, we are generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

NOTE 6 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,750 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,447 a month through February 2014.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2013 are as follows:

Twelve months ending June 30

 Lease Payments

2014

70,284

2015

58,704

2016

58,704

2017

58,704

2018

58,704

Total Minimum Lease Payments

$

305,100

Lease expense charged to operations was $37,185 and $37,185 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7 – INCOME/(LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2013	2012	2013	2012
Income from continuing operations available to common stockholders (numerator)	$53,830	$173,900	$85,162	$266,946
Income available to common stockholders (numerator)	53,830	173,900	85,162	266,946
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,103,908	10,063,249	10,083,691	10,063,249

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to be strong and provided a consistent stream of revenue during the second quarter of 2013.  During the first six months of 2013, we saw the benefit of our positioning over the past three years.  We experienced softening of our revenue in the second quarter as a result of the continued fluctuation of utilization of our Staffing services in Billings, Montana as well as continued growth in our home healthcare business in both Casper, Wyoming and Billings, Montana. Our home healthcare services continued to be strong and provided a consistent stream of revenue in the second quarter of 2013.

During the second quarter of 2013, FHA experienced a 7% decrease in revenue over the second quarter of 2012.  This was driven by a decreased use in our staffing services in our Billings location coupled with decrease in our homecare services in our Casper location.

In 2013, as with most businesses in today’s economy, we are approaching our healthcare business with some optimism.  As for our operation in Billings, Montana and its focus on the medical staffing industry, we do anticipate an increase in the demand for our medical staffing services during the remainder of 2013.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

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

Results of Operations

Six Months Ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, FHA recorded revenues of $2,295,799, a 6% increase over revenues of $2,175,248 for the same period in 2012.  The increase for 2013 reflects an increase in revenue driven by the growth in our healthcare business in both locations offset by a reduction in staffing services in Billings, Montana.

For the six months ended June 30, 2013, cost of services totaled $1,577,842, a 11% increase as compared to $1,427,636 in the comparable period of 2012. This is a reflection of the costs associated with the increase in revenue as well as the incremental cost from the audit of our workers compensation audit resulting in increased fees. FHA posted a gross profit of $717,957 during the first six months of 2013, versus a gross profit of $747,612 for the first six months of 2012, a decrease of 4%.

FHA recorded total operating expenses of $635,227 during the first six months of 2013, a 32% increase as compared to operating expenses of $481,697 in the same period of 2012.  General and administrative expenses totaled $214,409 in the first six months of 2013 versus $160,034 in the first six months of 2012, an increase of 34%, due to an increase in advertising, outside accounting and D&O Insurance and office supplies.  Consulting fees increased from $7,867 to $63,963 when comparing the first six months of 2012 versus 2013.  The increase was driven by audit fees, legal fees, and other expenses of being a public company, which were absorbed by the parent company under our previous ownership. Salaries, wages and related expenses increased to $319,114 in the first six months of 2013 from $272,910 in 2012, an increase of 17%.  This increase was driven by the addition of salaries for management of FHA for being a public company. Selling expenses in the first six months of 2013 were $37,741 versus $40,886 in the comparable period of 2012.

FHA’s net income available to common shareholders was $85,162 for the first six months of 2013.  This represents a 68% decrease from our net income of $266,946 in the first six months of 2012.

Three Months Ended June 30, 2013 and 2012.

During the three months ended June 30, 2013, FHA recorded revenues of $1,083,188, a 7% decrease over revenues of $1,166,954 for the same period in 2012.  The decrease for 2013 reflects a decrease in revenue for the use of our staffing services in Billings, Montana.

For the quarter ended June 30, 2013, cost of services totaled $738,980, a 3% decrease as compared to $758,576 in the comparable period of 2012. This is a reflection of the costs associated with the decrease in revenue. FHA posted a gross profit of $344,208 during the second quarter 2013, versus a gross profit of $408,378 for the second quarter of 2012, a decrease of 16%.

FHA recorded total operating expenses of $290,412 during the second quarter of 2013, a 24% increase as compared to operating expenses of $234,538 in the same period of 2012.  General and administrative expenses totaled $108,805 in the second quarter 2013 versus $73,683 in the second quarter 2012, an increase of 48%, due to an increase in advertising, outside accounting, D&O insurance and office supplies.  Consulting fees remained flat from $6,223 to $3,711 when comparing the second quarter of 2013 versus 2012.  Salaries, wages and related expenses increased to $157,930 in the second quarter of 2013 from $133,650 in 2012, an increase of 18%.  This increase was driven by the addition of salaries for management of FHA for being a public company. Selling expenses in the second quarter of 2013 were $17,454 versus $23,494 in the comparable quarter of 2012, driven by a decreased spending for advertising.

FHA’s net income available to common shareholders was $53,830 for the second quarter of 2013.  This represents a 69% decrease from our net income of $173,900 in the second quarter of 2012.

Liquidity and Capital Resources.

Cash on hand was $313,916 at June 30, 2013, an increase of $105,458 from the $208,458 on hand at December 31, 2012. Cash provided by operations for the six months ended June 30, 2013, was $105,458, an increase of $93,445 over the $12,013 cash provided by operations for the six months ended June 30, 2012.  The increase in accounts receivable is a result of the increased revenue experienced during the first quarter of 2013 coupled with slow collection in the second quarter of 2013.  The decrease in accrued liabilities was driven by a wage accrual at the end of 2012, which was not required as of June 30, 2013.

Overall, the operations of FHA generated the increase in the cash balance of $105,458 from December 31, 2012 to June 30, 2013.

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

As of June 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Future Healthcare of America has issued during the three month period ended June 30, 2013, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Value	Description

Kary Pickett	5/24/2013	50,000	$ 7,500	Employee Services
Mark Cassel	5/24/2013	50,000	$ 7,500	Employee Services

Management believes that these sales were exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended June 30, 2013, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	8/1/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	8/1/13	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/1/13	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/1/13	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	8/1/13	/s/ J. Gregory Smith
J. Gregory Smith
Director