Form 10-Q
period 2013-09-30
Future Healthcare of America
filed 2013-11-08
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 10,163,249 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.  The Unaudited Consolidated Financial Statements of Future Healthcare of America, a Wyoming corporation (the “Company,” “FHA,” “we,” “our,” “us” and words of similar import) were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Consolidated Financial Statements fairly present the financial condition of the Company.

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2013		December 31, 2012

CURRENT ASSETS:
Cash	1,289,271		208,458
Accounts receivable	523,209	[1]	576,116	[1]
Prepaid expenses	54,931		71,925
Deferred tax asset, current	7,318		7,318
Total current assets	1,874,729		863,817

PROPERTY AND EQUIPMENT, net	222		615
GOODWILL	79,809		79,809
DEFERRED TAX ASSET, NET	424,264		424,264
Total assets	2,379,024		1,368,505

CURRENT LIABILITIES:
Accounts payable	93,835		64,503
Accrued expenses	140,980		155,569
Deferred revenue	-		1,949
Derivative Liability	776,847		-
Total current liabilities	1,011,662		222,021

CONVERTIBLE NOTE PAYABLE, net of discount	97,024		-

Total liabilities	1,108,686		222,021

STOCKHOLDERS' EQUITY

Common stock	10,163	[2]	10,063	[3]
Additional paid-in capital	1,220,123		1,205,223
Retained earnings (deficit)	40,052		(68,802)
Total stockholders' equity	1,270,338		1,146,484
Total liabilities and stockholders' equity	2,379,024		1,368,505

[1] net of $20,200 allowance

[2] $.001 par value, 200,000,000 shares authorized, 10,163,249 shares issued and outstanding.

[3] $.001 par value, 200,000,000 shares authorized, 10,063,249 shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	July 1 to Sept. 30, 2013	July 1 to Sept. 30, 2012	Jan. 1 to Sept. 30, 2013	Jan. 1 to Sept. 30, 2012

REVENUE
Total Revenue	1,102,016	1,056,038	3,397,815	3,231,286

COST OF SERVICES
Total Cost of Services	783,165	745,822	2,361,007	2,173,458

Gross Profit	318,851	310,216	1,036,808	1,057,828
OPERATING EXPENSES
Selling expenses	20,696	18,574	58,437	59,461
General and administrative	106,422	73,540	320,831	233,574
Salaries, wages and related expenses	225,928	341,852	545,042	614,762
Professional and consulting fees	73,560	3,859	137,523	11,726
Total Operating Expenses	426,606	437,825	1,061,833	919,523
INCOME (LOSS) FROM OPERATIONS	(107,755)	(127,609)	(25,025)	138,305

OTHER INCOME (EXPENSE):
Interest income	29	53	74	192
Gain on derivative instruments	175,407	-	175,407	-
Interest expense	(43,991)	-	(43,991)	-
Other income (expense)	1	1,000	2,388	1,892
Total Other Income (Expense)	131,446	1,053	133,878	2,084
INCOME (LOSS) BEFORE INCOME TAXES	23,691	(126,556)	108,853	140,389
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	23,691	(126,556)	108,853	140,389

BASIC INCOME PER COMMON SHARE	0.002	(0.01)	0.01	0.01
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,163,249	10,063,249	10,110,502	10,063,249
DILUTED INCOME PER COMMON SHARE -	0.002	(0.01)	0.01	0.01
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,163,249	10,063,249	10,110,502	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2013	September 30, 2012

Cash Flows from Operating Activities
Net income	$108,853	$140,389
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	393	2,668
Stock issued to employee	15,000	-
Accretion on discount	39,278	-
Gain on derivative instruments	(175,407)	-
Change in assets and liabilities:
Accounts receivable	57,824	(120,157)
Prepaid expenses	16,994	(12,145)
Accounts payable	29,333	(11,937)
Accrued expense	(14,588)	241,029
Deferred revenue	(6,867)	614
Net Cash Provided by Operating Activities	70,813	240,461

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	(369,905)
Issuance of convertible note payable	1,010,000	-

Net Cash Provided/ (Used) by Financing Activities	1,010,000	(369,905)

Net Increase (Decrease) in Cash	1,080,813	(129,444)
Cash at Beginning of Period	208,458	535,144
Cash at End of Period	$1,289,271	$405,700

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

     The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Nine
	Months Ended
	September 30,
NON-CASH EXPENDITURES	2013	2012
Amortization of discount on note payable	39,278	-
Depreciation expense	393	2,668
Interest expense to be paid with stock	4,713	-
Change in FMV of derivative liability	(175,407)	-
Expenditures paid with issuance of stock	15,000	-
Total non-cash expenditures	(116,023)	2,668

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

Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the September 30, 2012 financial statements to reflect the 10,063,249 common shares, issued by Future Healthcare of America to shareholders of record of FAB Universal on September 5, 2012 to effectively spin-off the operations.

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

Reclassification – The financial statements for the period ended prior to September 30, 2013 have been reclassified to conform to the headings and classifications used in the September 30, 2013 financial statements.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2013, the Company had $671,524 in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2013 and 2012, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2013 and 2012, the Company adjusted the allowance for bad debt by $0 and $0, respectfully.

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

Income /(Loss) Per Share - The Company computes income (loss) per share in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 8).

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 6).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $34,999 and $38,120 for the nine months ending September 30, 2013 and 2012, respectively.

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

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2013	December 31, 2012

Furniture, fixtures and equipment	2-10 yrs	$36,384	$50,397
		36,384	50,397
Less: Accumulated depreciation		(36,162)	(49,782)
Property & equipment, net		$222	$615

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $393 and $2,668, respectively.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL

Impairment - During 2012, the Company performed its annual test of impairment of goodwill.  Based upon the results of the analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $1,109,852 as a result of impairment testing.

Goodwill - The following is a summary of goodwill:

	For the periods ended
	September 30, 2013	December 31, 2012

Goodwill at beginning of period	$79,809	$1,189,661
Impairment	-	(1,109,852)
Goodwill at end of period	$79,809	$79,809

Goodwill consists of:	September 30,	December 31,
	2013	2012

Interim Healthcare of Wyoming - Billings	$79,809	$79,809
Total Goodwill	$79,809	$79,809

NOTE 4 – NOTE PAYABLE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of September 30, 2013, the Company has amortized $39,278 of the discount, with the remaining $912,976 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  The derivative liability was adjusted to fair market value at September 30, 2013, resulting in the recording of a gain totaling $175,407.

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2013, 10,163,249 shares were issued and outstanding.

Spin-Off — The common shares outstanding, common stock and additional paid in capital have been restated in the September 30, 2012 financial statements to reflect the 10,063,249 common shares,  issued by Future Health Care of America to shareholders of record of FAB Universal on September 5, 2012 to effectively spin-off the operations.

On May 24, 2013, the Company issued 100,000 common shares valued at $15,000 to employees for services rendered.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At September 30, 2013 and December 31, 2012 the total of all deferred tax assets was $431,582 and $431,582, respectively, and the total of the deferred tax liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events. The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.

We file U.S. federal, and U.S. states return, we are generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

NOTE 7 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,447 a month through February 2014.

The future minimum lease payments for non-cancelable operating leases as of September 30, 2013 are as follows:

Twelve months ending September 30

 Lease Payments

2014

65,942

2015

58,704

2016

58,704

2017

58,704

2018

44,028

Total Minimum Lease Payments

$

286,082

Lease expense charged to operations was $56,204 and $55,417 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 8 – INCOME/(LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2013	2012	2013	2012
Income from continuing operations available to common stockholders (numerator)	$23,691	$(126,556)	$108,853	$140,389
Income available to common stockholders (numerator)	23,691	(126,556)	108,853	140,389
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,163,249	10,063,249	10,110,502	10,063,249

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to be strong and provided a consistent stream of revenue during the third quarter of 2013.  During the first nine months of 2013, we saw the benefit of our positioning over the past three years.  We experienced a slight increase of our revenue in the third quarter as a result of the continued fluctuation of utilization of our Staffing services in Billings, Montana as well as continued growth in our home healthcare business in both Casper, Wyoming and Billings. Our home healthcare services continued to be strong and provided a consistent stream of revenue in the third quarter of 2013.

During the third quarter of 2013, FHA experienced a 4% increase in revenue over the third quarter of 2012.  This was driven by an increase in our Billings and Casper locations offset by a decreased in our staffing services in our Billings location.

Throughout 2013, we have been approaching our healthcare business with some optimism.  As for our operation in Billings and its focus on the medical staffing industry, we do not anticipate an increase in the demand for our medical staffing services during the remainder of 2013.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.  We do anticipate an increase for our home healthcare services during the remainder of 2013.

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

Home Healthcare

Through trained health care professionals, FHA provides home care services including senior care and pediatric nursing; and physical, occupational and speech therapy.  FHA offices deliver quality home care and treat each patient with genuine compassion, kindness and respect.  FHA provides health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derives is revenue from multiple payer sources.  These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our officers are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

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

Results of Operations

Nine Months Ended September 30, 2013 and 2012.

During the first nine months of 2013, FHA recorded revenues of $3,397,815, a 5% increase over revenues of $3,231,286 for the same period in 2012.  The increase for 2013 reflects an increase in revenue driven by the increased growth in our healthcare business in Casper, Wyoming and Billings, Montana offset by a decrease in use of our staffing services in Billings.

In 2012, cost of services totaled $2,361,007, a 9% increase as compared to $2,173,458 in 2012. This is a reflection of the costs associated with the increase in revenue as well as a shift to increased usage of our unskilled services, which drives lower margins. FHA posted a gross profit of $1,036,808 during 2013, versus a gross profit of $1,057,828 for 2012, a decrease of 2%.

FHA recorded total operating expenses of $1,061,833 during 2013, a 15% increase as compared to operating expenses of $919,523 in the same period of 2012.  General and administrative expenses totaled $320,831 in 2013 versus $233,574 in 2012, an increase of 37%, due to an increase in our D&O insurance and supplies. Salaries, wages and related expenses decreased to $545,042 in 2013 from $614,762 in 2012, a decrease of 11% due to recording of bonuses for the spin-off of FHA in 2012.  Selling expenses in 2013 were $58,437 versus $59,461 in 2012. Professional and consulting fees in 2013 were $137,523 versus $11,726 in 2012 due to increased legal and accounting fees.  Legal fees increase due primarily to the work completed on the convertible note payable

FHA’s net income available to common shareholders was $108,853 for the nine months ended September 30, 2013. This represents a $31,536 decrease, or 22%, from our net income of $140,389 in the nine months ended September 30, 2012.

Three Months Ended September 30, 2013 and 2012.

During the three months ended September 30, 2013, FHA recorded revenues of $1,102,016, a 4% increase over revenues of $1,056,038 for the same period in 2012.  The increase for 2013 reflects an increase in revenue driven by the increased growth in our healthcare business in Casper, Wyoming and Billings, Montana offset by a slowing of business for our staffing services in Billings as facilities hired nursing students to cover their summer staffing needs.

For the quarter ended September 30, 2013, cost of services totaled $783,165, a 5% increase as compared to $745,822 in 2012. This is a reflection of the costs associated with the increase in revenue. FHA posted a gross profit of $318,851 during the quarter, versus a gross profit of $310,216 for 2012, an increase of 3%.

FHA recorded total operating expenses of $426,606 during the third quarter of 2013, a 3% decrease as compared to operating expenses of $437,825 in the same period of 2012.  General and administrative expenses totaled $106,422 in 2013 versus $73,540 in 2012, an increase of 45%, due to an increase in our D&O insurance. Salaries, wages and related expenses decreased to $225,928 in the third quarter of 2013 from $341,852 in 2012, a decrease of $115,924 driven by the recording of bonuses for the spin-off of FHA in 2012.  Selling expenses in the third quarter of 2013 were $20,696 versus $18,574 in 2012, driven by an increased spending for advertising. Consulting fees increase to $73,560 during the third quarter of 2013 versus $3,859 during the same period in 2012.  The increase was due to legal fees associated with the issuance of the note payable and an increase in investor relation services.

FHA’s net income available to common shareholders was $23,691 for the third quarter of 2013.  This represents a $150,247 increase from our net loss of $126,556 in 2012.

Liquidity and Capital Resources.

Cash on hand was $1,289,271 at September 30, 2013, an increase of $1,080,813 from the $208,458 on hand at December 31, 2012.  Net cash provided by operations for the nine months ended September 30, 2013, was $70,813, a decrease of $169,648 over the $240,461 cash provided by operations for the nine months ended September 30, 2012.  The decrease in accounts receivable (from $576,116 to $523,209) is a result of the increased collection efforts during the third quarter of 2013.  The decrease in accrued expenses, from $155,569 to $140,980,was driven by a wage accrual at the end of 2012, which was not required as of September 30, 2013.

During the first nine months of 2013, net cash provided by financing activities increased to $1,010,000, from net cash used by financing activities of $369,905 for the same period in 2012.  In 2013 we received of $1,010,000 cash from the issuance of a convertible note payable, less the payment of offering costs of $0.

Overall, FHA cash balance increase $1,080,813 from December 31, 2012 to September 30, 2013.

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

As of September 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None; not applicable

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2013, there were no changes to the procedures by which shareholders’ may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits .

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                              FUTURE HEALTHCARE OF AMERICA

Date:	11/8/13	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/8/13	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/8/13	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	11/8/13	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	11/8/13	/s/ J. Gregory Smith
J. Gregory Smith
Director