Form 10-K
period 2013-12-31
Future Healthcare of America
filed 2014-03-20
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-54917

FUTURE HEALTHCARE OF AMERICA

(Exact name of registrant as specified in its charter)

WYOMING

45-5547692

(State or other jurisdiction of

 (I.R.S. Employer

incorporation or organization)

 Identification No.)

420 Royal Palm Way, Suite 100

Palm Beach, FL 33480

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

Yes [X]  No [  ]

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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,518,260, based on the closing bid price of the registrant’s common stock on June 28, 2013.

As of March 6, 2014, there were 10,163,249 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15 of this Annual Report.

PART I

Item 1.  Business.

OVERVIEW

Founded on June 22, 2012, at its inception, Future Healthcare of America (“FHA”, the “Company,” “we,” or “us” and words of similar import), a Wyoming corporation, was a subsidiary of FAB Universal Corp., a Colorado corporation (“FAB”).  FHA was established to complete the spin-off of FAB’s healthcare subsidiary.  FHA’s consolidated financial statements include the financial statements of its operating subsidiary, Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim").   FHA’s core focus is on our Healthcare business, which consists of home health services and staffing in the Western part of the United States.

Our corporate offices consist of approximately 3,350 square feet of office space located at 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480.  Our telephone number is (412) 621-0902.  We also maintain offices in Casper, Wyoming, and Billings, Montana.

BUSINESS

Based in Casper, Wyoming, and Billings, Montana, FHA’s wholly-owned subsidiary, Interim, is an independent franchisee of Interim HealthCare that has been serving its community for 19 years and is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

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

In additional to our professional team, we employ a management team at each facility to handle the day to day operations of the office.  This is completed by our Administrators in each location.  We also have a Director of Nursing in each location.  This person is responsible for the day to day oversight of the service providers and ensuring the certified professionals obtain the necessary training to maintain their certificates as well as the training necessary to be in compliance with all regulating organizations.

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

Employees

FHA does not conduct any material operations of its own.  Its operations are conducted through its wholly-owned subsidiary, Interim.  We currently have a total of 140 employees, of which 35 are full-time employees.   None of such employees are represented by employee union(s).  Interim believes its relations with all of its employees are good.

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

FHA's net loss available to common stockholders was $85,615, or $.01 per share and $577,957, or $0.23 per share, for the years ended December 31, 2013 and 2012, respectively.  Because we need to cover incremental costs of being a public company, we expect to incur increasing administrative expenses, and as a result, we will need to generate additional revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

The public market for our common stock is limited and volatile.  As with many other companies, any market price for our shares is likely to continue to be very volatile.  In addition, the other risk factors disclosed in this Form 10-K may significantly affect our stock price.  The volatility and limited volume of our stock price may make it more difficult for you to resell shares when you want at prices you find attractive.

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

Item 2.  Properties.

FHA’s corporate offices are located at 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480.  They consist of approximately 3,350 square feet of space.  This office is rented for $14,112 per month with the lease ending on July 31, 2015.  FHA also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,892 and $1,475 per month, respectively.  The Casper lease ends June 2018, and the Billings location entered a 3 year lease agreement beginning March 1, 2014 and is currently in negotiations for renewal of the lease agreement.

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

Item 4.  Mine Safety Disclosures

None; not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 6, 2014, 10,163,249 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTCBB was $0.13 per share.  We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.

Our common stock began trading on the OTC Bulletin Board under the symbol “FUTU” on October 1, 2012.  Prior to that time, our subsidiary, Interim, was a wholly-owned subsidiary of FAB Universal Corp.  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares began are as follows:

Fiscal Years 2012 and 2013	Low	High
October 1, 2012 through December 31, 2012	$0.07	$1.26
January 1, 2013 through March 31, 2013	$0.10	$0.18
April 1, 2013 through June 30, 2013	$0.12	$0.21
July 1, 2013 through September 30, 2013	$0.13	$0.19
October 1, 2013 through December 31, 2013	$0.07	$0.17

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluded securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	$ 0.00	0

Equity compensation plans not approved by stockholders	0	$ 0.00	0

Total	0	$ 0.00	0

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have issued the following restricted shares of common stock during the calendar years ended December 31, 2013:

Name	Date	Shares	Description

Kary Pickett	5/24/13	50,000	Services Rendered
Mark Cassel	5/24/13	50,000	Services Rendered

During the quarterly period ended December 31, 2013, we did not receive any proceeds from the sale of common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

 None; not applicable.

Item 6.  Selected Financial Data

None; not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

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

Company Overview

Based in Casper, Wyoming and Billings, Montana, our wholly-owned subsidiary, Interim Health Care of Wyoming, has been serving its community for 19 years, and Interim is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to be strong and provided a consistent stream of revenue through 2013, while our staffing business saw fluctuations throughout 2013 with a downturn during the fourth quarter of 2013.  We experience growth in revenue in our home healthcare business in both Billings, Montana Casper, Wyoming.  Our home healthcare services continued to be strong and provided a consistent stream of revenue during 2013.  We continued to see downward pressure on reimbursement rates throughout 2013.

In 2014, as with most businesses in today’s economy, we are approaching our healthcare business with some optimism.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a similar level in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be a substantial revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe we have positioned our business to handle the fluctuations of the staffing business that we can encounter, and we will continue to look to obtain additional business that can deliver higher gross margins during 2014.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $20,200 and $20,200 at December 31, 2013 and 2012, respectively.

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

Results of Operations.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012:

During 2013, FHA recorded revenues of $4,421,734, a 1% increase over revenues of $4,381,518 for the same period in 2012.  The increase for 2013 reflects an increase in revenue driven by the 9.7% increase in our home health services offset by a 17% decrease in our staffing business.

In 2013, cost of services totaled $3,134,171, a 6% increase as compared to $2,955,574 in 2012. This is a reflection of the costs associated with a shift in mix of services with the decrease in staffing and an increase in home health services. FHA posted a gross profit of $1,287,563 during 2013, versus a gross profit of $1,425,944 for 2012, a decrease of 9.7%.

FHA recorded total operating expenses of $1,402,786 during 2013, a 40% decrease as compared to operating expenses of $2,339,437 in the same period of 2012.  The decrease is due to the recording of the non-cash charge of $1,109,852 for goodwill impairment.  General and administrative expenses totaled $614,286 in 2013 versus $359,498 in 2012, an increase of 71%, due to increases for liability insurance, legal and accounting fees. Salaries, wages and related expenses decreased to $701,862 in 2013 from $783,095 in 2012, due to bonuses paid to executive management during 2012.  Selling expenses in 2013 were $86,638 versus $86,992 in 2012.

FHA’s net loss available to common shareholders was $19,138 in 2013.  This represents a $558,819 decrease from our net loss of $577,957 in 2012. The decrease is due to the recording of impairment of goodwill of $1,109,852 in the fourth quarter of 2012, offset by the loss in gross margin and incremental consulting and insurance costs incurred in 2013.

Liquidity and Capital Resources.

2013 compared to 2012

Cash on hand was $1,073,686 at December 31, 2013, an increase of $865,228 over the $208,458 on hand at December 31, 2012.  Cash used by operations for 2013, was $144,772, a decrease of $187,990 over the $43,218 cash provided by operations for 2012.  This decrease was driven from our operating results with lower margins than in the previous year coupled with slow collections on accounts receivable. We continue to work on collection efforts to ensure timely receipt of cash.

Cash provided by financing activities during 2013 was $1,010,000 from the issuance of a convertible note payable, less the payment of offering costs of $0.  Cash used by financing activities during 2012 was $369,905 for payments to the former parent company.

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

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

Date:	3/20/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/20/14	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Palm Beach, Florida

March 20, 2014

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Palm Beach, Florida 33480

We have audited the accompanying consolidated balance sheets of Future Healthcare of America and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the years ended December 31, 2013 and 2012.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended December 31, 2013 and 2012.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Future Healthcare of America and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with generally accepted accounting principles in the United States of America.

/s/ Gregory & Associates, LLC

March 19, 2014

Salt Lake City, Utah

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013		December 31, 2012
CURRENT ASSETS:
Cash	$ 1,073,686		$ 208,458
Accounts receivable	594,911	[1]	576,116	[1]
Prepaid expenses	58,495		71,925
Deferred tax asset, net	7,318		7,318
Total current assets	1,734,410		863,817

Property and equipment, net	188		615
Goodwill	79,809		79,809
Deferred tax asset, net	491,516		424,264
Total assets	$ 2,305,923		$ 1,368,505

CURRENT LIABILITIES:
Accounts payable	74,334		64,503
Accrued expenses	155,498		155,569
Derivative liability	514,222		-
Deferred revenue	-		1,949
Total current liabilities	744,054		222,021

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $744,643	265,357		-

Total liabilities	1,009,411		222,021

STOCKHOLDERS' EQUITY
Common stock	10,163		10,063
Additional paid-in capital	1,374,289		1,205,223
Retained earnings (accumulated deficit)	(87,940)		(68,802)
Total stockholders' equity	1,296,512		1,146,484
Total liabilities and stockholders' equity	$ 2,305,923		$ 1,368,505

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2013	December 31, 2012
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,163,249	10,063,249

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2013	December 31, 2012

Revenue	$ 4,421,734	$ 4,381,518
Cost of Revenue	3,134,171	2,955,574
Gross Profit	1,287,563	1,425,944

OPERATING EXPENSES

Selling expenses	86,638	86,992
General and administrative	614,286	359,498
Salaries, wages and related expenses	701,862	783,095
Impairment of goodwill	-	1,109,852
Total Operating Expenses	1,402,786	2,339,437
Net Loss from operation	(115,223)	(913,493)

OTHER INCOME (EXPENSE):

Interest income	103	221
Gain on derivative instrument	283,866	-
Interest expense	(232,524)	-
Other income (expense)	(22,612)	8,697
Total Other Income (Expense)	28,833	8,918
Loss from operations before tax	(86,390)	(904,575)

Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Benefit	(67,252)	(326,618)
Net Loss	$ (19,138)	$ (577,957)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$ (0.002)	$ (0.06)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,123,797	10,063,249

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

			Additional
	Common Stock		Paid In	Retained
	Shares	Amount	Capital	Earnings
Balance at December 31, 2011 (Restated)	10,063,249	$10,063	$1,575,128	$509,155

Capital Payments to FAB Universal	-	-	(369,905)	-

Net loss for the year ended December 31, 2012	-	-	-	(577,957)

Balance at December 31, 2012	10,063,249	$10,063	$1,205,223	$(68,802)

Issuance of common stock	100,000	100	14,900	-

Fair value of registered warrants issued in connection with convertible debenture	-	-	154,166	-

Net loss for the year ended December 31, 2013	-	-	-	(19,138)

Balance at December 31, 2013	10,163,249	$10,163	$1,374,289	$(87,940)

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2013	December 31, 2012

Cash Flows from Operating Activities
Net loss	$ (19,138)	$ (577,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fix assets	-	230
Stock issued to employee	15,000	-
Accretion on discount	207,611	-
Gain on derivative instruments	(283,866)	-
Change in allowance for doubtful accounts	-	-
Depreciation and amortization expense	427	3,430
Deferred Tax Benefit	(67,252)	(326,618)
Impairment of goodwill	-	1,109,852
Change in assets and liabilities:
Accounts receivable	(17,076)	(193,978)
Prepaid expenses	13,429	(56,576)
Accounts payable	9,831	14,527
Accrued expense	(70)	68,359
Deferred revenue	(3,668)	1,949
Net Cash Provided by (Used in) Operating Activities	(144,772)	43,218

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of convertible note payable	1,010,000	-
Payments (to)/from FAB Universal	-	(369,905)

Net Cash Provided by (Used in) Financing Activities	1,010,000	(369,905)

Net Increase (Decrease) in Cash	865,228	(326,687)
Cash at Beginning of Period	208,458	535,145
Cash at End of Period	$ 1,073,686	$ 208,458
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Years Ended
	December 31,
NON-CASH EXPENDITURES	2013	2012
Amortization of discount on note payable	207,611	-
Depreciation expense	427	3,430
Interest expense to be paid with stock	24,913	-
Change in FMV of derivative liability	(283,866)	-
Expenditures paid with issuance of common stock	15,000	-
Total non-cash expenditures	(35,915)	3,430

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – On June 22, 2012, FAB Universal (FAB) formed Future Healthcare of America (“FHA”), a wholly owned subsidiary. On October 1, 2012, FHA operations were spun-off in a 1 for 1 dividend to the shareholders of record of FAB on September 5, 2012, the record date.  Interim Healthcare of Wyoming, Inc. (“Interim”), a Wyoming corporation, a wholly owned subsidiary of Future Healthcare of America, was organized on September 30, 1991.  Interim operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, obsolete inventory and in determining the impairment of definite life intangible assets and goodwill.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2013, the Company had $527,038 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2013 and 2012, the Company has an allowance for doubtful accounts of $20,200 and $20,200, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2013 and 2012, the Company adjusted the allowance for bad debt by $0.

Depreciation – Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Long-lived intangible assets – FHA evaluates its long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Leases – The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 840, (formerly Statement of Financial Accounting Standards SFAS No. 13 "Accounting for Leases").  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.  The company recorded no impairment charge on goodwill, during the year ended December 31, 2013 as the estimated fair value of the reporting unit exceeded the carrying value.  The company recorded an impairment charge of $1,109,852 on goodwill, during the year ended December 31, 2012 as the estimated fair value of the reporting units was less than their carrying values.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Loss Per Share – The Company computes loss per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 7).

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 5).

Advertising Costs – Advertising costs are expensed as incurred and amounted to $47,208 and $54,162 for the periods ending December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

 Revenue Recognition – Revenue is generated from various payer’s including Medicare, Medicaid, Insurance Companies, and various other entities and individuals.  In accordance with FASB ASC Topic 605, Revenue is recognized when persuasive evidence of an arrangement exists, services have been provided, the price of services is fixed or determinable, and collection is reasonably assured. Payments received prior to services being provided are recorded as a liability (deferred revenue) until such services are performed.  Revenue is recorded as net revenue where contractual adjustments and discounts are deducted from Gross Revenue to determine net revenue.

Derivative Financial Instruments – The Company is required to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, or cash flow hedge. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Accumulated Other Comprehensive Income in the Stockholders' Equity and subsequently recognized in Net income when the hedged item affects Net income. The change in fair value of the ineffective portion of a financial instrument is recognized in Net income immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in Net income.

Recently Enacted Accounting Standards - Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2013	December 31, 2012

Furniture, fixtures and equipment	2-10 yrs	$36,384	$50,397
		36,384	50,397
Less: Accumulated depreciation		(36,196)	(49,782)
Property & equipment, net		$188	$615

Depreciation expense for the periods ended December 31, 2013 and 2012 was $427 and $3,430, respectively.

NOTE 3 - GOODWILL

Impairment - During 2013, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting unit.  Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Impairment - During 2012, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $1,109,852 as a result of impairment testing.

Goodwill - The following is a summary of goodwill:

	For the Years Ended
	December 31, 2013	December 31, 2012

Goodwill at beginning of period	$79,809	$1,189,661
Impairment	-	(1,109,852)
Goodwill at end of period	$79,809	$79,809

Goodwill consists of:	December 31,	December 31,
	2013	2012
Interim Healthcare of Wyoming – Casper	$-	$-
Interim Healthcare of Wyoming - Billings	79,809	79,809
Total Goodwill	$79,809	$79,809

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of December 31, 2013, the Company has amortized $207,611 of the discount, with the remaining $744,643 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of December 31, 2013, the Company had accrued interest payable on the debenture of $24,913.

Future Maturities of the note payable at December 31, 2013 are as follows:

Year ending December 31, 2013,

2014	$-
2015	1,010,000
2016	-
2017	-
2018	-
Thereafter	-
$1,010,000

NOTE 5 –  DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of December 31, 2013, the fair value of the unregistered conversion feature, warrants and green shoe was $514,222, resulting in the recording of a gain totaling $283,866 during 2013.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fair Value Measurement and Disclosure Topic of FASB and ASC:

•

Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•

Establishes a three-level hierarchy for fair value measurement based upon the transparency of inputs to the valuation as of the measurement date;

•

Expands disclosures about financial instruments measured at fair value.

Financial assets and financial liabilities record on the Balance sheet at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1: Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Level 2: Financial assets and financial liabilities whose values are based on the following:

Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in non-active markets or Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the assets or liability

Level 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

	Level 1	Level 2	Level 3
As of December 31, 2013 Derivative liability - Registration rights of debenture, warrants and greenshoe	-	-	(514,222)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of December 31, 2013, 10,163,249 shares were issued and outstanding.

On May 24, 2013, the Company issued 100,000 unregistered shares of common stock to employees for services rendered, valued at $15,000.

NOTE 8 – WARRANTS AND GREENSHOE

A summary of the status of the warrants and greenshoe granted is presented below for the twelve months ended:

	December 31, 2013		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	-	$-	-	$-
Granted	5,030,000	0.40	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	5,030,000	$0.40	-	$-

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2013 and 2012, the total of all deferred tax assets was $498,834 and $431,582, respectively, and the total of the deferred tax assets related to goodwill was $321,667 and $368,050, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events. The Company believes it is more likely than not that the Company will have earnings in the near future and will realize the benefit of the deferred tax assets.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2013 and 2012 consist of the following:

	For the Years Ended
	December 31,
	2013	2012
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Allowance for doubtful accounts	-	(368)
Bonus accrual	-	5,071
Vacation accrual	-	8,356
Goodwill	46,383	(355,689)
Net operating loss carryforward	(113,635)	16,012
Subtotal deferred tax expense/(benefit)	(67,252)	(326,618)
Income tax expense/(benefit)	$(67,252)	$(326,618)

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2013	2012
Current deferred tax assets:
Computed tax at the expected statutory rate	$(29,373)	$(307,555)
State and local income taxes, net of federal	(4,135)	(20,083)
Other non-deductible expenses	(25,481)	1,020
Return to accrual adjustment	(8,263)	-
Income tax expense/(benefit)	$(67,252)	$(326,618)

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$7,318	$7,318
Bonus accrual	-	-
Vacation accrual	-	-
Total current deferred tax assets (liabilities)	7,318	7,318

Long-term deferred tax assets (liabilities):
Excess of goodwill/intangible assets amortization for book over tax	321,667	368,050
Net operating loss carryforward	169,849	56,214
Total long-term deferred tax assets (liabilities)	$491,516	$424,264
Net term deferred tax assets (liabilities)	$498,834	$431,582

At December 31, 2013, the company has loss carryforwards of approximately $468,839 that expire in various years through 2033.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

NOTE 10 - LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,475 a month through February 2015, and $1,490 a month through February 2017.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2013 are as follows:

Year ending December 31:	Lease Payments
2014	76,349
2015	76,554
2016	76,584
2017	61,684
2018	29,352
Thereafter	-
Total Minimum Lease Payment	$320,523

Lease expense charged to operations was $75,424 and $73,880 for the periods ended December 31, 2013 and 2012, respectively.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 11 –LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2013	December 31, 2012
Loss from continuing operations available to common stockholders (numerator)	$(19,138)	$(577,957)
Loss available to common stockholders (numerator)	(19,138)	(577,957)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,123,797	10,063,249

At December 31, 2013, the Company had 3,030,000 warrants  to purchase common stock of the Company at $0.50 per share, and an greenshoe option  outstanding to purchase 2,000,000 shares of common stock of the Company at $0.25 per share and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 4,139,652 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12 - CONCENTRATION OF REVENUES

For 2013 and 2012, Medicare and Medicaid reimbursement was 37% and 33% of revenue, respectively.

The following is a break out of revenue by major customer:

	2013	2012
Medicare	$ 657,272	$ 544,331
Medicaid	950,005	906,754
All Other	2,814,457	2,930,433
Total Sales	$ 4,421,734	$ 4,381,518

NOTE 13 - SUBSEQUENT EVENTS

On January 15, 2014, the Company entered into an eighteen month lease agreement with rent totaling $14,112 per month beginning on February 1, 2014 and terminating on July 31, 2015.

On February 4, 2014, the Company issued 50,000 unregistered common shares valued at $7,000 to a consultant for services rendered.

On February 18, 2014, the Company issued 226,485 common shares in payment of $24,913 of accrued interest.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2013 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 15, 2014, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve FHA :

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	45	Chief Executive Officer and Chairman of the Board	2001
John Busshaus	50	Chief Financial Officer	2007
Denis Yevstifeyev	32	Director	2007
Douglas Polinsky	54	Director	2007
J. Gregory Smith	44	Director	2007

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2013 and on representations that no other reports were required, we believe that during the 2013 fiscal year all applicable Section 16(a) filing requirements were met.

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

Attn: CFO

420 Royal Palm Way, Suite 100

Palm Beach, FL 33480

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2013, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2013, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

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

Our performance for fiscal 2013 was above targeted levels.  On September 9, 2013, the Company closed a Subscription Agreement raising $1,010,000 through the issuance of a Variable Rate Senior Secured Convertible Note payable (the “Note”).  The terms of the Subscription Agreement and the Note were disclosed in our Current Report on Form 8-K dated August 30, 2013, and filed with the Securities and Exchange Commission on September 4, 2013.

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

In 2013, our named executives’ annual salaries were $50,000.  There was no increase in salary during 2013.

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

In fiscal year 2013, discretionary bonuses were awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2013.

Long-Term Incentive Compensation.   In 2013, we did not have any such compensation plan.

In fiscal 2014, we plan to execute a long-term incentive design that will utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2013, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of FHA’s Chief Executive Officer during fiscal 2013, and the other persons who served as executive officers during fiscal 2013. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2013.

SUMMARY COMPENSATION TABLE – FISCAL 2013

Name and principal position	Year	Salary(4) ($)	Bonus(1) ($)	Stock(2) awards ($)	Option(3) awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chris Spencer – CEO	2013	50,000	33,000	0	0	0	0	0	83,000
	2012	12,500	100,000	0	0	0	0	0	112,500
	2011	0	0	0	0	0	0	0	0

John Busshaus – CFO	2013	50,000	30,000	0	0	0	0	0	80,000
	2012	12,500	100,000	0	0	0	0	0	112,500
	2011	0	0	0	0	0	0	0	0

(1)	The bonuses shown in this column represent discretionary bonuses.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2013 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

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

Grants of Plan-Based Awards for 2013

There were no plan-based equity awards made to our executive officers during fiscal 2013.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2013 option exercises and restricted stock that vested during fiscal 2013 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2013

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

Other Potential Post-Employment Payments

As of December 31, 2013, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2013, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2013, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2013, we did not pay our non-employee directors a cash retainer. In 2014, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2013. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2013.

DIRECTOR COMPENSATION TABLE – FISCAL 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	0	0	0	0	0	0	0
J. Gregory Smith	0	0	0	0	0	0	0
Denis Yevstifeyev	0	0	0	0	0	0	0

As of December 31, 2013, there were no stock options outstanding that were granted to the outside directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 6, 2014 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 6, 2014 there were 10,163,249 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	749,625	7.4%

Directors:
Douglas Polinsky	112,500	1.1%
J. Gregory Smith	112,500	1.1%
Denis Yevstifeyev	112,500	1.1%

Executive Officers:
John L. Busshaus, Chief Financial Officer	345,184	3.4%
All directors and executive officers as a group (5 Persons)	1,432,309	14.1%
(1)	The address of each director and officer is c/o Future Healthcare of America, 420 Royal Palm Way, Suite 100, Palm Beach, Florida, 33480.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 6, 2013, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 6, 2014.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal years ended December 31, 2013 and 2012, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to FHA by its principal auditor during the calendar years ended December 31, 2013 and 2012:

Fee category	2013	2012
Audit Fees (1)	$60,550	$40,000
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$60,550	$40,000

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Future Healthcare of America and subsidiaries as of December 31, 2013 and 2012

Consolidated Statements of Operations of Future Healthcare of America and subsidiaries for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders' Equity of Future Healthcare of America and subsidiaries for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows of Future Healthcare of America and subsidiaries for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(b)  Exhibits. (1)

Exhibit

Number               Description

3.1

Articles of Incorporation (2)

3.2

Bylaws (2)

10.1

Interim HealthCare of Wyoming Franchise Agreement (Casper, Wyoming) (3)

10.2

Interim HealthCare of Wyoming Franchise Agreement (Billings, Montana) (3)

14

Code of Ethics (4)

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

(4)

Incorporated by reference from our Annual Report on Form 10-K for the calendar year ended December 31, 2012, filed with the Securities and Exchange Commission on March 29, 2013.

(c)  Financial Statement Schedules.

The following documents are filed as part of this Report:

1.

Consolidated Financial Statements

See Index to Consolidated Financial Statements

2.

Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE HEALTHCARE OF AMERICA

Date:	3/20/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/20/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/20/14	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/20/14	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/20/14	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/20/14	/s/ Douglas Polinsky
Douglas Polinsky
Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Christopher J. Spencer, certify that:

  1.   I have reviewed this report on Form 10-K of the issuer;

  2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

  4.   The issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the  issuer and have:

a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)   evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)   disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the  issuer's internal control over financial reporting; and

  5.   The  issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions);

a)   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date:	3/20/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, John Busshaus, certify that:

  1.   I have reviewed this report on Form 10-K of the issuer;

  2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the  issuer as of, and for, the periods presented in this report;

  4.   The  issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the  issuer and have:

a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed, to ensure that material information relating to the  issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)   evaluated the effectiveness of the  issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)   disclosed in this report any change in the  issuer's internal control over financial reporting that occurred during the  issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

  5.   The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the  issuer's auditors and the audit committee of the issuer's board of directors (or persons performing the equivalent functions);

a)   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the  issuer's ability to record, process, summarize and report financial information; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal control over financial reporting.

Date:	3/20/14	/s/ John Busshaus
John Busshaus
Chief Financial Officer

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 We, Christopher J. Spencer and John Busshaus, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Future Healthcare of America on Form 10-K for the year ended December 31, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report of Future Healthcare of America on Form 10-K fairly presents in all material respects the financial condition and results of operations of Future Healthcare of America.

Date:	3/20/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/20/14	/s/ John Busshaus
John Busshaus
Chief Financial Officer