Form 10-Q
period 2014-03-31
Future Healthcare of America
filed 2014-05-09
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 4, 2014, there were 10,615,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2014		December 31, 2013
CURRENT ASSETS:
Cash	$ 1,104,036		$ 1,073,686
Accounts receivable	416,061	[1]	594,911	[1]
Prepaid expenses	92,234		58,495
Deferred tax asset, net	7,318		7,318
Total current assets	1,619,649		1,734,410

Property and equipment, net	153		188
Goodwill	79,809		79,809
Deposit	28,224		-
Deferred tax asset, net	491,516		491,516
Total assets	$ 2,219,351		$ 2,305,923

CURRENT LIABILITIES:
Accounts payable	73,556		74,334
Accrued expenses	149,840		155,498
Deferred revenue	3028		-
Derivative liability	497,920		514,222
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $576,310	433,690		-
Total current liabilities	1,158,034		744,054

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $744,643	-		265,357

Total liabilities	1,158,034		1,009,411

STOCKHOLDERS' EQUITY
Common stock	10,440		10,163
Additional paid-in capital	1,405,926		1,374,289
Retained earnings (accumulated deficit)	(355,049)		(87,940)
Total stockholders' equity	1,061,317		1,296,512
Total liabilities and stockholders' equity	$ 2,219,351		$ 2,305,923

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2014	December 31, 2013
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,439,734	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUE
Total Revenue	$992,531	$1,212,611

COST OF SERVICES
Total Cost of Services	732,850	838,862

Gross Profit	259,681	373,749

OPERATING EXPENSES
Selling expenses	14,739	20,287
General and administrative	117,753	105,604
Salaries, wages and related expenses	154,273	161,184
Consulting fees	67,827	57,740
Total Operating Expenses	354,592	344,815
INCOME FROM OPERATIONS	(94,911)	28,934

OTHER INCOME (EXPENSE):
Interest income	33	11
Interest expense	(188,533)	-
Gain on Derivative	16,302	-
Other income	-	2,387
Total Other Income	(172,198)	2,398
INCOME BEFORE INCOME TAXES	(267,109)	31,332
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(267,109)	$31,332

BASIC INCOME PER COMMON SHARE	(0.03)	0.003
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,196,981	10,063,249
DILUTED INCOME PER COMMON SHARE	(0.03)	0.003
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,196,981	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2014	March 31, 2013

Cash Flows from Operating Activities
Net income	$(267,109)	$31,332
Adjustments to reconcile net income to net cash provided by operating activities:
Interest to be paid with stock	20,200	-
Stock issued to consultants	7,000	-
Depreciation and amortization expense	34	286
Accretion on discount	168,333	-
Gain on derivative instruments	(16,302)	-
Change in assets and liabilities:
Accounts receivable	177,132	(30,144)
Prepaid expenses	(61,963)	167
Accounts payable	(777)	15,806
Accrued expense	(945)	13,342
Deferred revenue	4,747	1,424
Net Cash Provided/(Used) by Operating Activities	30,350	32,213

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-

Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	30,350	32,213
Cash at Beginning of Period	1,073,686	208,458
Cash at End of Period	$1,104,036	$240,671

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Three Months Ended
	March 31,
NON-CASH EXPENDITURES	2014	2013
Amortization of discount on note payable	168,333	-
Depreciation expense	34	286
Interest expense to be paid with stock	20,200	-
Change in FMV of derivative liability	(16,302)	-
Expenditures paid with issuance of common stock	7,000	-
Total non-cash expenditures	179,265	286

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2014, the Company had $419,638 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2014 and 2013, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2014 and 2013, the Company adjusted the allowance for bad debt by $0.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 8).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $8,366 and $13,280 for the periods ending March 31, 2014 and 2013, respectively.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2014	December 31, 2013

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,231)	(36,196)
Property & equipment, net		$153	$188

Depreciation expense for the periods ended March 31, 2014 and 2013 was $34 and $286, respectively.

NOTE 3 - GOODWILL

Impairment - During the fourth quarter of 2013, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting unit.  Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the periods ended
	March 31,	December 31,
	2014	2013

Goodwill at beginning of period	$79,809	$79,809
Impairment	-	-
Goodwill at end of period	$79,809	$79,809

Goodwill consists of:	March 31,	December 31,
	2014	2013

Interim Healthcare of Wyoming - Billings	$79,809	$79,809
Total Goodwill	$79,809	$79,809

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior (8% at March 31, 2014) Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at the lesser of $0.25 per share or the average market price of the Company stock for the 20 days prior to the conversion and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of March 31, 2014, the Company has amortized $375,944 of the discount, with the remaining $576,310 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of March 31, 2014, the Company had accrued interest payable on the debenture of $20,200.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

Future Maturities of the note payable at March 31, 2014 are as follows:

Year ending March 31, 2014,

2015	$1,010,000
2016	-
2017	-
2018	-
Thereafter	-
$1,010,000

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of March 31, 2014, the fair value of the unregistered conversion feature, warrants and green shoe was $497,920, and a gain totaling $16,302 was recorded for the three months ended March 31, 2014.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of March 31, 2014:
	Level 1	Level 2	Level 3
Derivative liability – Registration rights of debenture, warrants and greenshoe	-	-	(497,920)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of March 31, 2014, 10,439,734 shares were issued and outstanding.

On February 4, 2014, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On February 18, 2014, the Company issued 226,485 common shares in payment of $24,913 of accrued interest.

NOTE 8 – WARRANTS AND GREENSHOE

A summary of the status of the warrants and greenshoe granted is presented below for the twelve months ended:

	March 31, 2014		December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,030,000	$0.40	-	$-
Granted	-	-	5,030,000	0.40
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	5,030,000	$0.40	5,030,000	$0.40

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At March 31, 2014 and March 31, 2013 the total of all deferred tax assets was $498,834 and $431,582, respectively, and the total of the deferred tax liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events. The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.   We file U.S. federal, and U.S. states return, we are generally no longer subject to tax examinations for years prior to 2009 for U.S. federal and U.S. states tax returns.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,475 a month through February 2015, and $1,490 a month through February 2017. The Company also leases office space in Palm Beach, Florida for $14,112 a month through July 2015.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2014 are as follows:

Twelve months ending March 31

 Lease Payments

2015

245,693

2016

133,032

2017

75,094

2018

58,704

2019

14,676

Thereafter

-

Total Minimum Lease Payments

$

527,199

Lease expense charged to operations was $42,691 and $18,594 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 11 – INCOME/(LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months
	March 31
	2014	2013
Income/(Loss) from continuing operations available to common stockholders (numerator)	$(267,109)	$31,332
Income/(Loss) available to common stockholders (numerator)	(267,109)	31,332
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,196,981	10,063,249

At March 31, 2014 and 2013, the Company had 3,030,000 and 0, respectively  warrants  to purchase common stock of the Company at $0.50 per share, and an greenshoe option  outstanding to purchase 2,000,000 and 0, respectively shares of common stock of the Company at $0.25 per share and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 4,139,652 and 0, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report:

On April 22, 2014, the Company issued 175,897 common shares in payment of $20,200 of accrued interest.

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

Business Highlights

Based in Casper, Wyoming, and Billings, Montana, FHA’s wholly-owned subsidiary, Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim”), is an independent franchisee of Interim HealthCare that has been serving its community for 18 years and is providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority or our revenue during the first quarter of 2014.

During the first quarter of 2014, FHA experienced an 18% decrease in revenue over the first quarter of 2013.  This was driven by decreases across both locations as well as within both staffing and home health businesses.

In 2014, we have seen a decrease in the census within the hospitals in both locations as well as the utilization of our staffing services in Billings, Montana.  During the first quarter of 2014, we have seen a significant decrease in the utilization of our staffing services as our clients set their goals and objectives for operating their facilities.  These facilities are reducing the utilization of our staffing services. As for our operations, we anticipate the trends seen in the fourth quarter of 2013 and the first quarter of 2014 to continue throughout the remainder of 2014.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Staffing

FHA provide nurses, nurse aides and management services to hospitals, prisons, schools, corporations and other health care facilities.  FHA’s success is based on our ability to recruit the best health care professionals and the responsiveness of our local managers to fill the needs of our clients in a timely manner.   Additionally, we work with our clients should they decide they would like to hire our service professional on a full time basis.  Another key to our success is the personal relationship that our management and sales team build with each of our existing and new clients.  As noted previously, in order to reduce turnover of our service team by providing as many hours as possible, similar to the hours of a full-time employee, we utilize the same service team members across all payer sources.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013.

During the three months ended March 31, 2014, FHA recorded revenues of $992,531, an 18% decrease over revenues of $1,212,611 for the same period in 2013.  The decrease for 2014 reflects a decrease in revenue driven by a significant decrease in the use of our staffing services in Billings, Montana in comparison to prior year, down 29%.  This was driven by our staffing clients make strategic changes in directions to meet their goals and objectives, and reflects a continuation of the trend we experience in the fourth quarter of 2013.  We also saw decreases in our home health businesses, down 7% in Billings, and down 15% in Casper.

For the quarter ended March 31, 2014, cost of services totaled $732,850, a 13% decrease as compared to $838,862 in the comparable period of 2013. This is a reflection of the costs associated with the decrease in revenue. FHA posted a gross profit of $259,681 during the first quarter 2014, versus a gross profit of $373,749 for the first quarter of 2013, a decrease of 30%.

FHA recorded total operating expenses of $354,592 during the first quarter of 2014, a 3% increase as compared to operating expenses of $344,815 in the same period of 2013.  General and administrative expenses totaled $117,753 in the first quarter 2014 versus $105,604 in the first quarter 2013, an increase of 12%, due to an increase in rent expense for the office space added.  Consulting fees increased from $57,740 to $67,827 when comparing the first quarter of 2013 versus 2014.  The increase was driven by addition of a consultant to assist in the growth of the organization through expansion in the healthcare industry. Salaries, wages and related expenses decreased to $154,273 in the first quarter of 2014 from $161,184 in 2013, a decrease of 4%.  This decrease was driven by the decrease in bonus due to the poor performance in the first quarter. Selling expenses in the first quarter of 2014 were $14,739 versus $20,287 in the comparable quarter of 2013, driven by decreased spending for advertising.

FHA’s net loss available to common shareholders was $267,109 for the first quarter of 2014.  This represents a 952% decrease from our net income of $31,332 in the first quarter of 2013. A significant portion of this change was due the recording of accretion of interest ($168,333) on the discount on the note payable

Liquidity and Capital Resources.

Cash on hand was $1,104,036 at March 31, 2014, an increase of $30,350 from the $1,073,686 on hand at December 31, 2014.  Cash provided by operations for the three months ended March 31, 2014, was $30,350, a decrease of $1,863 over the $32,213 cash provided by operations for the three months ended March 31, 2013.  The decrease in accounts receivable is a direct result of the collections efforts experienced during the first three months of 2014 and was the catalyst for the operations providing the increase in cash during the first quarter of 2014.

Overall, the operations of FHA generated the increase in the cash balance of $30,350 from December 31, 2013 to March 31, 2014.

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

As of March 31, 2014, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Future Healthcare of America has issued during the three month period ended March 31, 2014, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Value	Description

R Souaid Family Holdings	2/4/2014	50,000	$ 7,000	Consulting Services

Management believes that this issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended March 31, 2014, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	5/9/14	By:	/s/ Christopher J. Spencer

Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	5/9/14	/s/ John Busshaus

John Busshaus
Chief Financial Officer

Date:	5/9/14	/s/ Denis Yevstifeyev

Denis Yevstifeyev
Director

Date:	5/9/14	/s/ Douglas Polinsky

Douglas Polinsky
Director

Date:	5/9/14	/s/ J. Gregory Smith

J. Gregory Smith
Director