Form 10-Q
period 2014-06-30
Future Healthcare of America
filed 2014-08-07
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-54917

FUTURE HEALTHCARE OF AMERICA

 (Exact name of registrant as specified in its charter)

WYOMING	45-5547692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Royal Palm Way, Suite 100

Palm Beach, FL 33480

 (Address of Principal Executive Offices)

Registrant's Telephone Number:  (561) 693-1422

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

As of August 4, 2014, there were 10,615,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2014		December 31, 2013
CURRENT ASSETS:
Cash	$ 970,359		$ 1,073,686
Accounts receivable	349,154	[1]	594,911	[1]
Prepaid expenses	66,590		58,495
Deferred tax asset, net	7,318		7,318
Total current assets	1,393,421		1,734,410

Property and equipment, net	134		188
Goodwill	79,809		79,809
Deposit	28,224		-
Deferred tax asset, net	491,516		491,516
Total assets	$ 1,993,104		$ 2,305,923

CURRENT LIABILITIES:
Accounts payable	50,296		74,334
Accrued expenses	123,396		155,498
Deferred revenue	927		-
Derivative liability	212,291		514,222
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $407,976	602,024		-
Total current liabilities	988,934		744,054

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $744,643	-		265,357

Total liabilities	988,934		1,009,411

STOCKHOLDERS' EQUITY
Common stock	10,616		10,163
Additional paid-in capital	1,425,950		1,374,289
Retained earnings (accumulated deficit)	(432,396)		(87,940)
Total stockholders' equity	1,004,170		1,296,512
Total liabilities and stockholders' equity	$ 1,993,104		$ 2,305,923

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2014	December 31, 2013
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,615,631	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	April 1 to June 30, 2014	April 1 to June 30, 2013	Jan. 1 to June 30, 2014	Jan. 1 to June 30, 2013

REVENUE
Total Revenue	872,087	1,083,188	1,864,618	2,295,799

COST OF SERVICES
Total Cost of Services	672,105	738,980	1,404,955	1,577,842

Gross Profit	199,982	344,208	459,663	717,957
OPERATING EXPENSES
Selling expenses	17,411	17,454	32,150	37,741
General and administrative	147,354	108,805	265,107	214,409
Salaries, wages and related expenses	159,474	157,930	313,747	319,114
Professional and consulting fees	70,500	6,223	138,327	63,963
Total Operating Expenses	394,739	290,412	749,331	635,227
INCOME (LOSS) FROM OPERATIONS	(194,757)	53,796	(289,668)	82,730

OTHER INCOME (EXPENSE):
Interest income	54	34	87	45
Gain on derivative	285,629	-	301,931
Interest expense	(188,534)	-	(377,067)	-
Other income (expense)	20,260	-	20,260	2,387
Total Other Income (Expense)	117,409	34	(54,789)	2,432
INCOME (LOSS) BEFORE INCOME TAXES	(77,348)	53,830	(344,457)	85,162
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(77,348)	53,830	(344,457)	85,162

BASIC INCOME PER COMMON SHARE	(0.01)	0.01	(0.03)	0.01
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,473,106	10,103,908	10,335,807	10,083,691
DILUTED INCOME PER COMMON SHARE -	(0.01)	0.01	(0.03)	0.01
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,473,106	10,103,908	10,335,807	10,083,691

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2014	June 30, 2013

Cash Flows from Operating Activities
Net income	$(344,457)	$85,162
Adjustments to reconcile net income to net cash provided by operating activities:
Interest to be paid with stock	40,400	-
Stock issued to consultants	7,000	15,000
Depreciation and amortization expense	54	358
Accretion on discount	336,667	-
Gain on derivative instruments	(301,931)	-
Change in assets and liabilities:
Accounts receivable	244,039	34,766
Prepaid expenses	(36,319)	(647)
Accounts payable	(24,038)	9,171
Accrued expense	(27,389)	(44,124)
Deferred revenue	2,647	5,772
Net Cash Provided/(Used) by Operating Activities	(103,327)	105,458

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-

Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(103,327)	105,458
Cash at Beginning of Period	1,073,686	208,458
Cash at End of Period	$970,359	$313,916

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Six Months Ended
	June 30,
NON-CASH EXPENDITURES	2014	2013
Amortization of discount on note payable	336,667	-
Depreciation expense	54	358
Interest expense to be paid with stock	40,400	-
Change in FMV of derivative liability	(301,931)	-
Expenditures paid with issuance of common stock	7,000	15,000
Total non-cash expenditures	82,190	15,358

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At June 30, 2014, the Company had $268,463 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2014 and 2013, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2014 and 2013, the Company adjusted the allowance for bad debt by $0.

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

Income /(Loss) Per Share - The Company computes income (loss) per share in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 12).

Leases - The Company accounts for leases in accordance with Financial FASB ASC Topic 840, (formerly Statement of Financial Accounting Standards SFAS No. 13 "Accounting for Leases").  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 10).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $16,952 and $21,458 for the periods ending June 30, 2014 and 2013, respectively.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses and has a short-term note payable in excess of anticipated cash.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

		June 30,	December 31,
	Life	2014	2013
Furniture, fixtures and equipment	2-10 yrs.	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,250)	(36,196)
Property & equipment, net		$134	$188

Depreciation expense for the periods ended June 30, 2014 and 2013 was $54 and $358, respectively.

NOTE 4 - GOODWILL

Impairment - During the fourth quarter of 2013, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting unit.  Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the periods ended
	June 30,	December 31,
	2014	2013
Goodwill at beginning of period	$79,809	$79,809
Impairment	-	-
Goodwill at end of period	$79,809	$79,809

Goodwill consists of:
	June 30,	December 31,
	2014	2013

Interim Healthcare of Wyoming - Billings	$79,809	$79,809
Total Goodwill	$79,809	$79,809

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior (8% at June 30, 2014) Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at the lesser of $0.25 per share or the average market price of the Company stock for the 20 days prior to the conversion and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of June 30, 2014, the Company has amortized $544,278 of the discount, with the remaining $407,976 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of June 30, 2014, the Company had accrued interest payable on the debenture of $20,200.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

Future Maturities of the note payable at June 30, 2014 are as follows:

Year ending June 30, 2014,

2015	$1,010,000
Thereafter	-
$1,010,000

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of June, 2014, the fair value of the unregistered conversion feature, warrants and green shoe was $212,290, and a gain totaling $301,931 was recorded for the six months ended June 30, 2014.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of June 30, 2014:	Level 1	Level 2	Level 3
Derivative liability – Registration rights of debenture, warrants and greenshoe	-	-	(212,291)

NOTE 8 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of June 30, 2014, 10,615,631 shares were issued and outstanding.

On February 4, 2014, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On February 18, 2014, the Company issued 226,485 common shares in payment of $24,913 of accrued interest.

On April 22, 2014, the Company issued 175,897 common shares in payment of $20,200 of accrued interest.

On May 24, 2013, the Company issued 100,000 common shares valued at $15,000 to employees for services rendered.

NOTE 9 – WARRANTS AND GREENSHOE

A summary of the status of the warrants and greenshoe granted is presented below for the twelve months ended:

	June 30, 2014		December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,030,000	$0.40	-	$-
Granted	-	-	5,030,000	0.40
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	5,030,000	$0.40	5,030,000	$0.40

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At June 30, 2014 and 2013 the total of all deferred tax assets was $498,834 and $431,582, respectively, and the total of the deferred tax liabilities was $0 and $0, respectively.

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

NOTE 11 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,475 a month through February 2015, and $1,490 a month through February 2017. The Company also leases office space in Palm Beach, Florida for $14,112 a month through July 2015.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2014 are as follows:

Twelve months ending June 30                Lease Payments

2015                                            245,693

2016                                              90,696

2017                                              70,624

2018                                              58,704

Thereafter                                             -

Total Minimum Lease Payments      $       465,717

Lease expense charged to operations was $104,046 and $37,185 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 12 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2014	2013	2014	2013
Income from continuing operations available to common stockholders (numerator)	$(77,348)	$53,830	$(344,457)	$85,162
Income available to common stockholders (numerator)	(77,348)	53,830	(344,457)	85,162
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,473,106	10,103,908	10,335,807	10,083,691

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME/ (LOSS) PER SHARE – Continued

At June 30, 2014 and 2013, the Company had 3,030,000 and 0, respectively  warrants  to purchase common stock of the Company at $0.50 per share, and an greenshoe option  outstanding to purchase 2,000,000 and 0, respectively shares of common stock of the Company at $0.25 per share and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 4,139,652 and 0, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - SUBSEQUENT EVENTS

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

Results of Operations

Six Months Ended June 30, 2014 and 2013.

During the six months ended June 30, 2014, FHA recorded revenues of $1,864,618, a 19% decrease over revenues of $2,295,799 for the same period in 2013.  The decrease for 2014 reflects a decrease in revenue for both home healthcare and staffing services.  The decrease in revenue from staffing services in Billings, Montana is due to customers having to reduce their costs and not needing staffing services.  The decrease in revenue from our home healthcare business is due to a decline in census within the hospitals.

For the six months ended June 30, 2014, cost of services totaled $1,404,955, an 11% decrease compared to $1,577,842 in the comparable period of 2013. This is a reflection of the costs associated with the decrease in revenue as well as the locations not reducing employment levels. FHA posted a gross profit of $459,663 during the first six months of 2014, versus a gross profit of $717,957 for the first six months of 2013, a decrease of 36%.  The decrease in gross margin was driven because as revenue decreased, we did not flex down accordingly with our employment levels.

FHA recorded total operating expenses of $749,331 during the first six months of 2014, an 18% increase as compared to operating expenses of $635,227 in the same period of 2013.  General and administrative expenses totaled $265,107 in the first six months of 2014 versus $214,409 in the first six months of 2013, an increase of 24%, due to an increase in rent and consulting fees.  Consulting fees increased from $63,963 to $138,327 when comparing the first six months of 2013 versus 2014.  The increase was driven by consulting fees incurred as the company continues to search for growth opportunities through potential acquisition strategies. Salaries, wages and related expenses decreased to $313,747 in the first six months of 2014 from $319,114 in 2013, a decrease of 2%.  Selling expenses in the first six months of 2014 were $32,150 versus $37,741 in the comparable period of 2013.

Other expense included interest income of $301,931 for recognition of gain on the derivative liability and interest expense of $336,667 for the accretion of the discount on the note payable as well as $40,400 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $344,457 for the first six months of 2013.  This represents a 504% decrease from our net income of $85,162 in the first six months of 2013.

Three Months Ended June 30, 2014 and 2013.

During the three months ended June 30, 2014, FHA recorded revenues of $872,087, a 19% decrease over revenues of $1,083,188 for the same period in 2013.  The decrease for 2013 reflects a decrease in revenue for the use of our staffing services in Billings, Montana as well as our home healthcare in Casper, Wyoming.  We saw a decrease in census in hospitals and an overall decrease in the need for our services during the second quarter of 2014

For the quarter ended June 30, 2014, cost of services totaled $672,105, a 9% decrease as compared to $738,980 in the comparable period of 2013. This is a reflection of the costs associated with the decrease in revenue coupled with a slower flexing of available staff with the decrease in revenue, thus resulting in FHA posting a gross profit of $199,982 during the second quarter 2014, versus a gross profit of $344,208 for the second quarter of 2013, a decrease of 42%.

FHA recorded total operating expenses of $394,739 during the second quarter of 2014, a 36% increase as compared to operating expenses of $290,412 in the same period of 2013.  General and administrative expenses totaled $147,354 in the second quarter 2014 versus $108,805 in the second quarter 2013, an increase of 35%, due to an increase in rent expense.  Consulting fees increased from $6,223 to $70,500 when comparing the second quarter of 2013 versus 2014. The increase was driven by consulting fees incurred as the company continues to search for growth opportunities through potential acquisition strategies. Salaries, wages and related expenses increased to $159,474 in the second quarter of 2014 from $157,930 in 2013, an increase of 1%.  Selling expenses in the second quarter of 2014 were $17,411 versus $17,454 in the comparable quarter of 2013.

FHA’s net loss available to common shareholders was $77,348 for the second quarter of 2014.  This represents a 244% decrease from our net income of $53,830 in the second quarter of 2013.

Liquidity and Capital Resources.

Cash on hand was $970,359 at June 30, 2014, a decrease of $103,327 from the $1,073,686 on hand at December 31, 2013.  Cash used by operations for the six months ended June 30, 2014, was $103,327, as compared to $105,458 of cash provided by operations for the six months ended June 30, 2013.  The decrease in accounts receivable is a direct result of the collections efforts experienced during the first six months of 2014, which was off-set by the results of operations during the first six months of 2014.

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

As of June 30, 2014, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended June 30, 2014, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

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

FUTURE HEALTHCARE OF AMERICA

Date:	8/7/14	By:	/s/ Christopher J. Spencer

Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	8/7/14	/s/ John Busshaus

John Busshaus
Chief Financial Officer

Date:	8/7/14	/s/ Denis Yevstifeyev

Denis Yevstifeyev
Director

Date:	8/7/14	/s/ Douglas Polinsky

Douglas Polinsky
Director

Date:	8/7/14	/s/ J. Gregory Smith

J. Gregory Smith
Director