Form 10-Q
period 2014-09-30
Future Healthcare of America
filed 2014-11-05
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 27, 2014, there were 10,615,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2014		December 31, 2013
CURRENT ASSETS:
Cash	$ 809,567		$ 1,073,686
Accounts receivable	420,109	[1]	594,911	[1]
Prepaid expenses	76,690		58,495
Deferred tax asset, net	7,318		7,318
Total current assets	1,313,684		1,734,410

Property and equipment, net	118		188
Goodwill	79,809		79,809
Deposit	28,224		-
Deferred tax asset, net	491,516		491,516
Total assets	$ 1,913,351		$ 2,305,923

CURRENT LIABILITIES:
Accounts payable	21,311		74,334
Accrued expenses	162,534		155,498
Deferred revenue	2,040		-
Derivative liability	147,675		514,222
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $239,643	770,357		-
Total current liabilities	1,103,917		744,054

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $744,643	-		265,357

Total liabilities	1,103,917		1,009,411

STOCKHOLDERS' EQUITY
Common stock	10,616		10,163
Additional paid-in capital	1,425,950		1,374,289
Retained earnings (accumulated deficit)	(627,132)		(87,940)
Total stockholders' equity	809,434		1,296,512
Total liabilities and stockholders' equity	$ 1,913,351		$ 2,305,923

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2014	December 31, 2013
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,615,631	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	July 1 to Sept. 30, 2014	July 1 to Sept. 30, 2013	Jan. 1 to Sept. 30, 2014	Jan. 1 to Sept. 30, 2013

REVENUE
Total Revenue	1,029,606	1,102,016	2,894,224	3,397,815

COST OF SERVICES
Total Cost of Services	738,842	783,165	2,143,797	2,361,007

Gross Profit	290,764	318,851	750,427	1,036,808
OPERATING EXPENSES
Selling expenses	15,035	20,696	47,185	58,437
General and administrative	146,935	106,422	412,042	320,831
Salaries, wages and related expenses	153,076	225,928	466,823	545,042
Professional and consulting fees	45,395	73,560	183,722	137,523
Total Operating Expenses	360,441	426,606	1,109,772	1,061,833
INCOME (LOSS) FROM OPERATIONS	(69,677)	(107,755)	(359,345)	(25,025)

OTHER INCOME (EXPENSE):
Interest income	38	29	125	74
Gain on derivative	64,615	175,407	366,546	175,407
Interest expense	(189,711)	(43,991)	(566,778)	(43,991)
Other income (expense)	-	1	20,260	2,388
Total Other Income (Expense)	(125,058)	131,446	(179,847)	133,878
INCOME (LOSS) BEFORE INCOME TAXES	(194,735)	23,691	(539,192)	108,853
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(194,735)	23,691	(539,192)	108,853

BASIC INCOME PER COMMON SHARE	(0.02)	0.002	(0.05)	0.01
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,515,631	10,163,249	10,396,407	10,110,502
DILUTED INCOME PER COMMON SHARE -	(0.02)	0.0025	(0.05)	0.01
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,515,631	10,163,249	10,396,407	10,110,502

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2014	September 30, 2013

Cash Flows from Operating Activities
Net income	$(539,192)	$108,853
Adjustments to reconcile net income to net cash provided by operating activities:
Interest to be paid with stock	61,778	-
Stock issued to consultants	7,000	15,000
Depreciation and amortization expense	70	393
Accretion on discount	505,000	39,278
Gain on derivative instruments	(366,546)	(175,407)
Change in assets and liabilities:
Accounts receivable	173,083	57,824
Prepaid expenses	(46,419)	16,994
Accounts payable	(53,022)	29,333
Accrued expense	(9,630)	(14,588)
Deferred revenue	3,759	(6,867)
Net Cash Provided/(Used) by Operating Activities	(264,119)	70,813

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of convertible note payable	-	1,010,000

Net Cash Provided/ (Used) by Financing Activities	-	1,010,000

Net Increase (Decrease) in Cash	(264,119)	1,080,813
Cash at Beginning of Period	1,073,686	208,458
Cash at End of Period	$809,567	$1,289,271

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Nine Months Ended
	September 30,
NON-CASH EXPENDITURES	2014	2013
Amortization of discount on note payable	505,000	39,278
Depreciation expense	70	393
Interest expense to be paid with stock	61,778	-
Change in FMV of derivative liability	(366,546)	(175,407)
Expenditures paid with issuance of common stock	7,000	15,000
Total non-cash expenditures	207,302	(120,736)

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2014, the Company had $168,309 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2014 and 2013, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2014 and 2013, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $25,535 and $34,999 for the periods ending September 30, 2014 and 2013, respectively.

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

Recently Enacted Accounting Standards - In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2014	December 31, 2013
Furniture, fixtures and equipment	2-10 yrs.	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,266)	(36,196)
Property & equipment, net		$118	$188

Depreciation expense for the periods ended September 30, 2014 and 2013 was $70 and $393, respectively.

NOTE 4 - GOODWILL

Impairment - During the fourth quarter of 2013, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting unit.  Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the periods ended
	September 30, 2014	December 31, 2013

Goodwill at beginning of period	$79,809	$79,809
Impairment	-	-
Goodwill at end of period	$79,809	$79,809

Goodwill consists of:	September 30,	December 31,
	2014	2013

Interim Healthcare of Wyoming - Billings	$79,809	$79,809
Total Goodwill	$79,809	$79,809

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior (10% at September 30, 2014) Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company $.25 per share and interest is convertible at the lesser of $0.25 per share or the average market price of the Company stock for the 20 days prior to the conversion and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock,

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of September 30, 2014, the Company has amortized $712,611 of the discount, with the remaining $239,643 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of September 30, 2014, the Company had accrued interest payable on the debenture of $41,578.

Future Maturities of the note payable at September 30, 2014 are as follows:

Year ending September 30:

2015	$1,010,000
Thereafter	-
$1,010,000

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of September 30, 2014, the fair value of the unregistered conversion feature and warrants was $147,676, and a gain totaling $366,546 was recorded for the nine months ended September 30, 2014.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of September 30, 2014:	Level 1	Level 2	Level 3
Derivative liability – Registration rights of debenture and warrants	-	-	(147,676)

NOTE 8 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2014, 10,615,631 shares were issued and outstanding.

On February 4, 2014, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On February 18, 2014, the Company issued 226,485 common shares in payment of $24,913 of accrued interest.

On April 22, 2014, the Company issued 175,897 common shares in payment of $20,200 of accrued interest.

On May 24, 2013, the Company issued 100,000 common shares valued at $15,000 to employees for services rendered.

NOTE 9 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants and greenshoe granted is presented below for the twelve months ended:

	September 30, 2014		December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,030,000	$0.40	-	$-
Granted	-	-	5,030,000	0.40
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(2,000,000)	0.25	-	-
Outstanding at end of period	3,030,000	$0.50	5,030,000	$0.40

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date.  The greenshoe expired on September 9, 2014.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At September 30, 2014 and December 31, 2013 the total of all deferred tax assets was $498,834 and $498,834, respectively, and the total of the deferred tax liabilities was $0 and $0, respectively.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events. The Company anticipates earnings in the near future and the realization of the benefit of the deferred tax assets.  We file U.S. federal, and U.S. states return, we are generally no longer subject to tax examinations for years prior to 2011 for U.S. federal and U.S. states tax returns.

NOTE 11 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,475 a month through February 2015, and $1,490 a month through February 2017. The Company also leases office space in Palm Beach, Florida for $14,112 a month through July 2015.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2014 are as follows:

Twelve months ending September 30	Lease Payments
2015	217,469
2016	76,584
2017	66,154
2018	44,028
Thereafter	-
Total Minimum Lease Payments	$404,235

Lease expense charged to operations was $165,401 and $26,204 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 12 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2014	2013	2014	2013
Income from continuing operations available to common stockholders (numerator)	$(194,735)	$23,691	$(539,192)	$108,853
Income available to common stockholders (numerator)	(194,735)	23,691	(539,192)	108,853
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,515,631	10,163,249	10,396,407	10,110,502

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME/ (LOSS) PER SHARE – Continued

At September 30, 2014 and 2013, the Company had 3,030,000 and 3,030,000, respectively  warrants  to purchase common stock of the Company at $0.50 per share, and a greenshoe option  outstanding to purchase 0 and 2,000,000, respectively shares of common stock of the Company at $0.25 per share and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 5,270,185 and 5,051,223, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report:

On October 25, 2014, FHA organized Future Healthcare Services Corp. [“FHSA”] and transferred all the shares of Interim to FHS.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority or our revenue during the third quarter of 2014.

During the third quarter of 2014, FHA experienced a 7% decrease in revenue over the third quarter of 2013.  This was driven by decreases across both locations as well as within both staffing and home health businesses.

In 2014, we have seen a decrease in the census within the hospitals in both locations as well as the utilization of our staffing services in Billings, Montana.  During the third quarter of 2014, we have seen a significant decrease in the utilization of our staffing services as our clients set their goals and objectives for operating their facilities.  These facilities are reducing the utilization of our staffing services. As for our operations, we anticipate the trends seen in the third quarter of 2014 to continue throughout the remainder of 2014.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

Despite recent declines in revenue as outlined under the caption “Results of Operations” below, our home healthcare business continues to be a substantial revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we continue to build a solid business that will offer a complimentary package of new technology and traditional services.

Management has identified three acquisition candidates including a healthcare specific digital advertising network, a company with a new method of drug delivery and an adult care center.  Management is in the final stage of negotiations with these companies, and while there can be no guarantee of success, anticipates entering into a Letter of Intent to Acquire at least one of the companies in the fourth quarter of 2014.

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

Results of Operations

Nine Months Ended September 30, 2014 and 2013.

During the nine months ended September 30, 2014, FHA recorded revenues of $2,894,224, a 15% decrease over revenues of $3,397,815 for the same period in 2013.  The decrease for 2014 reflects a decrease in revenue for both home healthcare and staffing services.  The decrease in revenue from staffing services in Billings, Montana is due to customers having to reduce their costs and not needing staffing services.  The decrease in revenue from our home healthcare business is due to a decline in census within the hospitals.

For the nine months ended September 30, 2014, cost of services totaled $2,143,797, a 9% decrease compared to $2,361,007 in the comparable period of 2013. This is a reflection of the costs associated with the decrease in revenue as well as a reduction in higher margin business. FHA posted a gross profit of $750,427 during the first nine months of 2014, versus a gross profit of $1,036,808 for the first nine months of 2013, a decrease of 28%.

FHA recorded total operating expenses of $1,109,772 during the first nine months of 2014, a 5% increase as compared to operating expenses of $1,061,833 in the same period of 2013.  General and administrative expenses totaled $412,042 in the first nine months of 2014 versus $320,831 in the first nine months of 2013, an increase of 28%, due to an increase in rent.  Consulting fees increased from $137,523 to $183,722 when comparing the first nine months of 2013 versus 2014.  The increase was driven by consulting fees incurred as the company continues to search for growth opportunities through potential acquisition strategies. Salaries, wages and related expenses decreased to $466,823 in the first nine months of 2014 from $545,042 in 2013, a decrease of 14% driven by a reduction in bonuses paid in 2014.  Selling expenses in the first nine months of 2014 were $47,185 versus $58,437 in the comparable period of 2013.

Other income/expense during the nine months ended September 31, 2014, included interest income of $366,546 for recognition of gain on the derivative liability and interest expense of $505,000 for the accretion of the discount on the note payable as well as $61,778 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $539,192 for the first nine months of 2013.  This represents a 595% decrease from our net income of $108,853 in the first nine months of 2013.

Three Months Ended September 30, 2014 and 2013.

During the three months ended September 30, 2014, FHA recorded revenues of $1,029,606, a 7% decrease over revenues of $1,102,016 for the same period in 2013.  The decrease for 2014 reflects a decrease in revenue in our home healthcare in Casper, Wyoming and Billings, Montana offset by an increase in our staffing business in Billings, Montana.  We saw a decrease in census in hospitals and an increase in the need for our staffing services during the third quarter of 2014.  With unemployment below 3% in Billings, we are having difficulty hiring team members to provide services within our staffing business.

For the quarter ended September 30, 2014, cost of services totaled $738,842, a 6% decrease as compared to $783,165 in the comparable period of 2013. This is a reflection of the costs associated with the decrease in revenue coupled with an increase in need for higher margin services such as private pay during the quarter, thus resulting in FHA posting a gross profit of $290,764 during the third quarter 2014, versus a gross profit of $318,851 for the third quarter of 2013, a decrease of 9%.

FHA recorded total operating expenses of $360,441 during the third quarter of 2014, a 16% decrease as compared to operating expenses of $426,606 in the same period of 2013.  General and administrative expenses totaled $146,935 in the third quarter 2014 versus $106,422 in the third quarter 2013, an increase of 38%, due to an increase in rent expense.  Consulting fees decreased from $73,560 to $45,395 when comparing the third quarter of 2013 versus 2014.  The decrease was driven by a reduction in investor relations fees incurred by the company during the third quarter of 2014. Salaries, wages and related expenses decreased to $153,076 in the third quarter of 2014 from $225,928 in 2013, a decrease of 32%, driven by a reduction in bonuses in the third quarter of 2014.  Selling expenses in the third quarter of 2014 were $15,035 versus $20,696 in the comparable quarter of 2013.

FHA’s net loss available to common shareholders was $194,735 for the third quarter of 2014.  This represents a 922% decrease from our net income of $23,691 in the third quarter of 2013.

Liquidity and Capital Resources.

Cash on hand was $809,567 at September 30, 2014, a decrease of $264,119 from the $1,073,686 on hand at December 31, 2013.  Cash used by operations for the nine months ended September 30, 2014, was $264,119, as compared to $70,813 of cash provided by operations for the nine months ended September 30, 2013.  The decrease in accounts receivable is a direct result of the collections efforts experienced during the first nine months of 2014,

which was off-set by the results of operations during the first nine months of 2014.   A significant portion of the cash burn during 2014 has been driven by the efforts to identify potential expansion opportunities for the Company.

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

As of September 30, 2014, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2014, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FUTURE HEALTHCARE OF AMERICA

Date:	11/5/14	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/5/14	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	11/5/14	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	11/5/14	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	11/5/14	/s/ J. Gregory Smith
J. Gregory Smith
Director