Form 10-K
period 2014-12-31
Future Healthcare of America
filed 2015-02-06
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $642,833, based on the closing bid price of the registrant’s common stock on June 30, 2014.

As of February 2, 2015, there were 10,665,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15 of this Annual Report.

PART I

Item 1.  Business.

OVERVIEW

Founded in 2012, Future Healthcare of America (“FHA”, the “Company,” “we,” or “us” and words of similar import), a Wyoming corporation, provides services in the Healthcare Industry through its wholly-owned subsidiary Future Healthcare Services Corp., a Wyoming corporation (“FHS”), and Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim") that is a wholly-owned operating subsidiary of FHS.  FHA’s consolidated financial statements include the financial statements of FHS and Interim.   FHA’s core focus is on our Healthcare business, which consists of home health services and staffing in the Western part of the United States.

Our corporate offices consist of approximately 3,350 square feet of office space located at 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480.  Our telephone number is (412) 693-1422.  We also maintain offices in Casper, Wyoming, and Billings, Montana.

BUSINESS

Based in Casper, Wyoming, and Billings, Montana, FHS’s wholly-owned operating subsidiary, Interim, is an independent franchisee of Interim HealthCare that has been serving its community for 20 years and is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

Interim Healthcare of Wyoming, Inc., is a corporation started in September 1991.  In March of 2007, Interim acquired the assets of Professional Nursing Personal Pool, which is now our Billings, Montana location.

Home Healthcare

Through trained health care professionals, the Company provides home care services including senior care and pediatric nursing; physical, occupational and speech therapy.  The Company offices deliver quality home care and treat each patient with genuine, compassion, kindness and respect.  The Company provides health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derives is revenue from multiple payer sources.  These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our officers are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

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

Staffing

Interim offices provide nurses, nurse aides and management services to hospitals, prisons, schools, corporations and other health care facilities.  Interim’s success is based on our ability to recruit the best health care professionals and the responsiveness of our local managers to fill the needs of our clients in a timely manner.   Additionally, we work with our clients should they decide they would like to hire our service professional on a full time basis.  Another key to our success is the personal relationship that our management and sales team build with each of our existing and new clients.  As noted previously, in order to reduce turnover of our service team by providing as many hours as possible, similar to the hours of a full-time employee, we utilize the same service team members across all payer sources.

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

Employees

FHA and FHS do not conduct any material operations of their own.  Our operations are conducted through our wholly-owned subsidiary, Interim.  We currently have a total of 120 employees, of which 30 are full-time employees.   There are no employees that are represented by employee union(s).  Interim believes its relations with all of its employees are good.

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

FHA's net loss available to common stockholders was $1,060,563, or $.10 per share and $19,138, or $.002 per share, for the years ended December 31, 2014 and 2013, respectively.  Because we need to cover incremental costs of being a public company, we expect to incur increasing administrative expenses, and as a result, we will need to generate additional revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

Item 2.  Properties.

FHA’s corporate offices are located at 420 Royal Palm Way, Suite 100, Palm Beach, FL 33480.  They consist of approximately 3,350 square feet of space.  This office is rented for $14,112 per month with the lease ending on July 31, 2015.  FHA also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,892 and $1,475 per month, respectively.  The Casper lease ends June 2018, and the Billings lease ends February 28, 2017.

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

Item 4.  Mine Safety Disclosures

None; not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 2, 2015, 10,665,631 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTCQB was $0.085 per share.  We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares began are as follows:

Fiscal Years 2013 and 2014	Low	High
January 1, 2013 through March 31, 2013	$0.10	$0.18
April 1, 2013 through June 30, 2013	$0.12	$0.21
July 1, 2013 through September 30, 2013	$0.13	$0.19
October 1, 2013 through December 31, 2013	$0.07	$0.17
January 1, 2014 through March 31, 2014	$0.1701	$0.1004
April 1, 2014 through June 30, 2014	$0.131	$0.061
July 1, 2014 through September 30, 2014	$0.07	$0.0505
October 1, 2014 through December 31, 2014	$0.16	$0.0205

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2014:

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2014 that have not already been reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Safe Harbor Statement.

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of FHA, FHS and Interim, including, without limitation, (i) our ability to gain a larger share of the home healthcare industry in our chosen markets, our ability to continue to develop products and services acceptable to that industry, our ability to retain our business relationships, and our ability to raise capital and the growth of home healthcare industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Company Overview

Based in Casper, Wyoming and Billings, Montana, our wholly-owned subsidiary, Interim Health Care of Wyoming, has been serving its community for 20 years, and Interim is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we continue to take steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service, while down during 2014, continued to provide a consistent stream of revenue through 2014, while our staffing business saw fluctuations throughout 2014, and was slightly down for 2014.  We experienced a decline in revenue in our home healthcare business in both Billings, Montana and Casper, Wyoming.  We continued to see downward pressure on reimbursement rates throughout 2014, and competition continues to increase from small startup healthcare agencies and providers.

In 2015, we are approaching our healthcare business by re-evaluating each payer source, competition and focusing on marketing our services.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a similar level in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be the revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we continue believe we have positioned our business to handle the fluctuations of the staffing business that we can encounter, and we will continue to look to obtain additional business that can deliver higher gross margins during 2015.

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

Management has identified two acquisition candidates including a healthcare specific digital advertising network and a company with a new method of drug delivery.   While Management anticipated a Letter of Intent in the fourth quarter of 2014, one was not entered into due to business negotiations.  Management continues to work on these transaction opportunities, and while there can be no guarantee of success, we foresee entering into a Letter of Intent to acquire at least one of the companies in the first quarter of 2015, at which time we will file a Current Report on Form 8-K disclosing the material terms of any such transaction.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $20,200 and $20,200 at December 31, 2014 and 2013, respectively.

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

Results of Operations.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013:

During 2014, FHA recorded revenues of $3,818,829, a 14% decrease over revenues of $4,421,734 for the same period in 2013.  The decrease for 2014 reflects a decrease in revenue driven from our home health services and our staffing business.

In 2014, cost of services totaled $2,831,576, a 10% decrease as compared to $3,134,171 in 2013. This is a reflection of the decreased costs associated with the decrease of revenue for both staffing and home health services. FHA posted a gross profit of $987,253 during 2014, versus a gross profit of $1,287,563 for 2013, a decrease of 23%.

FHA recorded total operating expenses of $1,520,836 during 2014, an 8% increase as compared to operating expenses of $1,402,786 in the same period of 2013.  The increase is principally due to the recording of the non-cash charge of $79,809 for goodwill impairment.  General and administrative expenses totaled $743,624 in 2014 versus $614,286 in 2013, an increase of 21%, due to increases for leasing of office space and an increase in consulting fees. Salaries, wages and related expenses decreased to $616,243 in 2014 from $701,862 in 2013, due to bonuses paid to executive management during 2013.  Selling expenses in 2014 were $81,160 versus $86,638 in 2013.

FHA’s net loss available to common shareholders was $1,726,062 in 2014.  This represents a $1,706,924 increase from our net loss of $19,138 in 2013. The increase is driven by the recording interest expense for the accretion on the note payable and accrued interest totaling $709,994 and a valuation allowance against deferred tax asset of $697,620 in 2014.

Liquidity and Capital Resources.

2014 compared to 2013

Cash on hand was $793,193 at December 31, 2014, a decrease of $280,493 over the $1,073,686 on hand at December 31, 2013.  Cash used by operations for 2014, was $280,493, an increase of $135,721 over the $144,772 cash used by operations for 2013.  This increase was driven from our operating results with lower gross margin coupled with additional rent expense and consulting fees in 2014.

Cash provided by financing activities during 2013 was $1,010,000 from the issuance of a convertible note payable, less the payment of offering costs of $0.  Cash provided by financing activities during 2014 was $0.

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

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

Date:	2/6/15	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	2/6/15	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Palm Beach, Florida

February 6, 2015

Gregory & Associates, LLC

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Palm Beach, Florida 33480

We have audited the accompanying consolidated balance sheets of Future Healthcare of America and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the years ended December 31, 2014 and 2013.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended December 31, 2014 and 2013.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Future Healthcare of America and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses, an accumulated deficit and has a short-term note payable in excess of anticipated cash.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Gregory & Associates, LLC

February 6, 2015

Salt Lake City, Utah

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014		December 31, 2013
CURRENT ASSETS:
Cash	$ 793,193		$ 1,073,686
Accounts receivable	355,223	[1]	594,911	[1]
Prepaid expenses	64,853		58,495
Deferred tax asset, net	-		7,318
Total current assets	1,213,269		1,734,410

Property and equipment, net	101		188
Goodwill	-		79,809
Deposit	28,224		-
Deferred tax asset, net	-		491,516
Total assets	$ 1,241,594		$ 2,305,923

CURRENT LIABILITIES:
Accounts payable	50,963		74,334
Accrued expenses	151,090		155,498
Derivative liability	518,303		514,222
Deferred revenue	10,351		-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $121,677	888,323		-
Total current liabilities	1,619,030		744,054

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $744,643	-		265,357

Total liabilities	1,619,030		1,009,411

STOCKHOLDERS' EQUITY
Common stock	10,616		10,163
Additional paid-in capital	1,425,950		1,374,289
Accumulated deficit	(1,814,002)		(87,940)
Total stockholders' equity	(377,436)		1,296,512
Total liabilities and stockholders' equity	$ 1,241,594		$ 2,305,923

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2014	December 31, 2013
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,615,631	10,163,249

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2014	December 31, 2013

Revenue	$ 3,818,829	$ 4,421,734
Cost of Revenue	2,831,576	3,134,171
Gross Profit	987,253	1,287,563

OPERATING EXPENSES

Selling expenses	81,160	86,638
General and administrative	743,624	614,286
Salaries, wages and related expenses	616,243	701,862
Impairment of goodwill	79,809	-
Total Operating Expenses	1,520,836	1,402,786
Net Loss from operation	(533,583)	(115,223)

OTHER INCOME (EXPENSE):

Interest income	170	103
Gain (loss) on derivative instrument	(4,081)	283,866
Interest expense	(709,994)	(232,524)
Other income (expense)	20,260	(22,612)
Total Other Income (Expense)	(693,645)	28,833
Loss from operations before tax	(1,227,228)	(86,390)

Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Expense (Benefit)	498,834	(67,252)
Net Loss	$ (1,726,062)	$ (19,138)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$ (0.166)	$ (0.002)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,426,458	10,123,797

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2012	10,063,249	$10,063	$1,205,223	$(68,802)

Issuance of common stock	100,000	100	14,900	-

Fair value of registered warrants issued in connection with convertible debenture	-	-	154,166	-

Net loss for the year ended December 31, 2013	-	-	-	(19,138)

Balance at December 31, 2013	10,163,249	$10,163	$1,374,289	$(87,940)

Issuance of common stock	452,382	453	51,661	-

Net loss for the year ended December 31, 2014	-	-	-	(1,726,062)

Balance at December 31, 2014	10,615,631	$10,616	$1,425,950	$(1,814,002)

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2014	December 31, 2013

Cash Flows from Operating Activities
Net loss	$ (1,726,062)	$ (19,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for interest payment	45,113	-
Stock issued to employee	7,000	15,000
Impairment of goodwill	79,809	-
Accretion on discount	622,966	207,611
Loss (Gain) on derivative instruments	4,081	(283,866)
Change in allowance for doubtful accounts	-	-
Depreciation and amortization expense	87	427
Deferred Tax Benefit	498,834	(67,252)
Change in assets and liabilities:
Accounts receivable	237,970	(17,076)
Prepaid expenses	(34,582)	13,429
Accounts payable	(23,371)	9,831
Accrued expense	(4,409)	(70)
Deferred revenue	12,071	(3,668)
Net Cash Provided by (Used in) Operating Activities	(280,493)	(144,772)

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of convertible note payable	-	1,010,000

Net Cash Provided by (Used in) Financing Activities	-	1,010,000

Net Increase (Decrease) in Cash	(280,493)	865,228
Cash at Beginning of Period	1,073,686	208,458
Cash at End of Period	$ 793,193	$ 1,073,686
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Years Ended
	December 31,
NON-CASH EXPENDITURES	2014	2013
Amortization of discount on note payable	622,966	207,611
Depreciation expense	87	427
Interest expense to be paid with stock	45,113	24,913
Change in FMV of derivative liability	4,081	(283,866)
Deferred tax expense (benefit)	498,834	(67,252)
Expenditures paid with issuance of common stock	7,000	15,000
Total non-cash expenditures	1,178,081	(103,167)

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – On June 22, 2012, FAB Universal (FAB) formed Future Healthcare of America (“FHA”), a wholly owned subsidiary. On October 1, 2012, FHA operations were spun-off in a 1 for 1 dividend to the shareholders of record of FAB on September 5, 2012, the record date. On November 14, 2014, FHA organized Future Healthcare Services Corp. (“FHS”), and transferred all the shares of Interim to FHS. Interim Healthcare of Wyoming, Inc. (“Interim”), a Wyoming corporation, a wholly owned subsidiary of FHS, was organized on September 30, 1991.  Interim operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2014, the Company had $128,077 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2014 and 2013, the Company has an allowance for doubtful accounts of $20,200 and $20,200, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2014 and 2013, the Company adjusted the allowance for bad debt by $0.

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

Goodwill – Goodwill is evaluated for impairment annually in the fourth quarter of the Company’s fiscal year, and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows. The company recorded an impairment charge of $79,809 on goodwill, during the year ended December 31, 2014 as the estimated fair value of the reporting units was less than their carrying values.   The company recorded no impairment charge on goodwill, during the year ended December 31, 2013 as the estimated fair value of the reporting unit exceeded the carrying value.

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

Advertising Costs – Advertising costs are expensed as incurred and amounted to $32,628 and $47,208 for the periods ending December 31, 2014 and 2013, respectively.

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

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses, an accumulated deficit and has a short-term note payable in excess of anticipated cash.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2014	December 31, 2013

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,283)	(36,196)
Property & equipment, net		$101	$188

Depreciation expense for the periods ended December 31, 2014 and 2013 was $87 and $427, respectively.

NOTE 4 - GOODWILL

Impairment - During 2014, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting units. Based upon the results of this analysis, it was determined that the goodwill was impaired. The Company recorded an impairment charge of $79,809 as a result of impairment testing.

Impairment - During 2013, FHA management performed its annual test of impairment of goodwill by comparing the net carrying value of the intangible asset with the fair value of the reporting unit.  Based upon the results of this analysis, it was determined that the goodwill was not impaired.

Goodwill - The following is a summary of goodwill:

	For the Years Ended
	December 31, 2014	December 31, 2013

Goodwill at beginning of period	$79,809	$79,809
Impairment	(79,809)	-
Goodwill at end of period	$-	$79,809

Goodwill consists of:	December 31,	December 31,
	2014	2013
Interim Healthcare of Wyoming – Casper	$-	$-
Interim Healthcare of Wyoming - Billings	-	79,809
Total Goodwill	$-	$79,809

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. On September 9, 2014 the greenshoe expired unexercised.  The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of December 31, 2014, the Company has amortized $830,577 of the discount, with the remaining $121,677 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of December 31, 2014, the Company had accrued interest payable on the debenture of $66,828.

Future Maturities of the note payable at December 31, 2014 are as follows:

Year ending December 31:

2015	$1,010,000
2016	-
2017	-
2018	-
Thereafter	-
$1,010,000

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of December 31, 2014, the fair value of the unregistered conversion feature and warrants was $518,303, resulting in the recording of a loss totaling $4,081 during 2014.

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

Level 2: Financial assets and financial liabilities whose values are based on the following:

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

	Level 1	Level 2	Level 3
As of December 31, 2014
Derivative liability - Registration rights of
Debenture and warrants	-	-	(518,303)

NOTE 8 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of December 31, 2014, 10,615,631 shares were issued and outstanding.

On February 4, 2014, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On February 18, 2014, the Company issued 226,485 common shares in payment of $24,913 of accrued interest.

On April 22, 2014, the Company issued 175,897 common shares in payment of $20,200 of accrued interest.

On May 24, 2013, the Company issued 100,000 unregistered shares of common stock to employees for services rendered, valued at $15,000.

NOTE 9 – WARRANTS AND GREENSHOE

A summary of the status of the warrants and greenshoe granted is presented below for the twelve months ended:

	December 31, 2014		December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,030,000	$0.40	-	$-
Granted	-	-	5,030,000	0.40
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(2,000,000)	.25	-	-
Outstanding at end of period	3,030,000	$0.50	5,030,000	$0.40

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date.  The greenshoe expired on September 9, 2014.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2014 and 2013, the total of all deferred tax assets was $715,867 and $498,834, respectively, and the total of the deferred liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the deffered tax assets the Company has established a valuation allowance of $715,867 and $0 for the years ended December 31, 2014 and 2013.  The change in the valuation allowance for the year ended December 31, 2014 and 2013 was $715,867 and $0, respectively.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2014 and 2013 consist of the following:

	For the Years Ended
	December 31,
	2014	2013
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Allowance for doubtful accounts	-	-
Depreciation	(104)	-
Goodwill – Impaired	(28,913)	-
Goodwill	46,383	46,383
Valuation Allowance	715,867	-
Net operating loss carryforward	(234,399)	(113,635)
Subtotal deferred tax expense/(benefit)	498,834	(67,252)
Income tax expense/(benefit)	$498,834	$(67,252)

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2014	2013

Computed tax at the expected statutory rate	$(417,257)	$(29,373)
State and local income taxes, net of federal	(27,337)	(4,135)
Other non-deductible expenses	227,821	(25,481)
Return to accrual adjustment	(260)	(8,263)
Valuation Allowance	715,867	-
Income tax expense/(benefit)	$498,834	$(67,252)

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES – continued

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$7,318	$7,318
Bonus accrual	-	-
Vacation accrual	(7,318)	-
Total current deferred tax assets (liabilities)	-	7,318

Long-term deferred tax assets (liabilities):
Goodwill - impaired	695,744	666,831
Goodwill – tax amortization	(391,547)	(345,164)
Depreciation	104	-
Net operating loss carryforward	404,248	169,849
Valuation allowance	(708,549)	-
Total long-term deferred tax assets (liabilities)	$-	$491,516
Net term deferred tax assets (liabilities)	$697,620	$498,834

At December 31, 2014, the company has loss carryforwards of approximately $1,065,490 that expire in various years through 2034.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2010 for U.S. federal and U.S. states tax returns.

NOTE 11 - LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,475 a month through February 2015, and $1,490 a month through February 2017. The Company also leases office space in Palm Beach, Florida for $14,112 a month through July 2015. During 2014, $42,336 of the lease was paid and used by an entity controlled by the CEO and shareholder of the Company.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2014 are as follows:

Year ending December 31:	Lease Payments
2015	175,133
2016	76,584
2017	61,684
2018	29,352
Thereafter	-
Total Minimum Lease Payment	$342,753

Lease expense charged to operations was $184,420 and $75,424 for the periods ended December 31, 2014 and 2013, respectively.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 12 –LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2014	December 31, 2013
Loss from continuing operations available to common stockholders (numerator)	$(1,726,062)	$(19,138)
Loss available to common stockholders (numerator)	(1,726,062)	(19,138)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,426,458	10,123,797

At December 31, 2014 and 2013, the Company had 3,030,000 and 3,030,000, respectively  warrants  to purchase common stock of the Company at $0.50 per share, and a greenshoe option  outstanding to purchase 0 and 2,000,000, respectively shares of common stock of the Company at $0.25 per share and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 4,997,045 and 4,139,652, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 - CONCENTRATION OF REVENUES

For 2014 and 2013, Medicare and Medicaid reimbursement was 40% and 37% of revenue, respectively.

The following is a break out of revenue by major customer:

	2014	2013
Medicare	$ 661,561	$ 657,272
Medicaid	872,215	950,005
All Other	2,285,053	2,814,457
Total Sales	$ 3,818,829	$ 4,421,734

NOTE 14 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, an entity controlled by the CEO and shareholder of the Company used and paid $42,336 of the leased office space in Palm Beach, Florida. The entity controlled by the CEO and shareholder has subsequently used and paid $28,244 for the leased office space in Palm Beach, Florida.

NOTE 15 - SUBSEQUENT EVENTS

On January 5, 2015, the Company issued 50,000 unregistered common shares valued at $7,000 to a consultant for services rendered.

The entity controlled by the CEO and shareholder has subsequently used and paid $28,244 for the leased office space in Palm Beach, Florida.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2014 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of February 6, 2015, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve FHA :

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	45	Chief Executive Officer and Chairman of the Board	2012
John Busshaus	51	Chief Financial Officer	2012
Denis Yevstifeyev	33	Director	2012
Douglas Polinsky	55	Director	2012
J. Gregory Smith	45	Director	2012

Christopher Spencer has served as our Chief Executive Officer, President and as a director of FHA since its inception on June 22, 2012.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the home healthcare industry.  From 1996 to present, Mr. Spencer founded FAB Universal Corp., and currently serves as Chief Executive Officer and director.  Mr. Spencer also serves as a member of the Board of Directors for Anpath Group Inc.  From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

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

Denis Yevstifeyev has served as a Director of FHA since its inception on June, 2012.  Mr. Yevstifeyev currently serves as a director for FAB Universal Corp.  Mr. Yevstifeyev currently runs a commercial printing company.  From 2009 to 2012, Mr. Yevstifeyev served as the Director of Financial Planning & Analysis for Education Management Corporation – Online Higher Education.  From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2014 and on representations that no other reports were required, we believe that during the 2014 fiscal year all applicable Section 16(a) filing requirements were met.

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2014, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2014, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

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

Our performance for fiscal 2014 was on targeted levels.

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

In 2014, our named executives’ annual salaries were $50,000.  There was no increase in salary during 2014.

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

In fiscal year 2014, discretionary bonuses were not awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2014.

Long-Term Incentive Compensation.   In 2014, we did not have any such compensation plan.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2014, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of FHA’s Chief Executive Officer during fiscal 2014, and the other persons who served as executive officers during fiscal 2014. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2014.

SUMMARY COMPENSATION TABLE – FISCAL 2014

Name and principal position	Year	Salary(4) ($)	Bonus(1) ($)	Stock(2) awards ($)	Option(3) awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chris Spencer – CEO	2014	50,000	0	0	0	0	0	0	50,000
	2013	50,000	33,000	0	0	0	0	0	83,000
	2012	12,500	100,000	0	0	0	0	0	112,500

John Busshaus – CFO	2014	50,000	0	0	0	0	0	0	50,000
	2013	50,000	30,000	0	0	0	0	0	80,000
	2012	12,500	100,000	0	0	0	0	0	112,500

(1)	The bonuses shown in this column represent discretionary bonuses.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2014 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

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

Grants of Plan-Based Awards for 2014

There were no plan-based equity awards made to our executive officers during fiscal 2014.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2014 option exercises and restricted stock that vested during fiscal 2014 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2014

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

Other Potential Post-Employment Payments

As of December 31, 2014, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2014, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2014, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2014, we did not pay our non-employee directors a cash retainer. In 2015, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2014. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2014.

DIRECTOR COMPENSATION TABLE – FISCAL 2014

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	0	0	0	0	0	0	0
J. Gregory Smith	0	0	0	0	0	0	0
Denis Yevstifeyev	0	0	0	0	0	0	0

As of December 31, 2014, there were no stock options outstanding that were granted to the outside directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 6, 2015 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of February 6, 2015 there were 10,665,631 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	1,000,000	9.4%

Directors:
Douglas Polinsky	112,500	1.1%
J. Gregory Smith	112,500	1.1%
Denis Yevstifeyev	112,500	1.1%

Executive Officers:
John L. Busshaus, Chief Financial Officer	359,426	3.4%
All directors and executive officers as a group (5 Persons)	1,696,926	15.9%

(1)	The address of each director and officer is c/o Future Healthcare of America, 420 Royal Palm Way, Suite 100, Palm Beach, Florida, 33480.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from February 6, 2015, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of February 6, 2015.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the year ended December 31, 2014, an entity controlled by the CEO and shareholder of the Company used and paid $42,336 of the leased office space in Palm Beach, Florida. The entity controlled by the CEO and shareholder has subsequently used and paid $28,244 for the leased office space in Palm Beach, Florida.

During the fiscal year ended December 31, 2013, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to FHA by its principal auditor during the calendar years ended December 31, 2014 and 2013:

Fee category	2014	2013
Audit Fees (1)	$51,500	$60,550
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$51,500	$60,550

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Future Healthcare of America and subsidiaries as of December 31, 2014 and 2013

Consolidated Statements of Operations of Future Healthcare of America and subsidiaries for the years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders' Equity of Future Healthcare of America and subsidiaries for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows of Future Healthcare of America and subsidiaries for the years ended December 31, 2014 and 2013

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

(4)

Incorporated by reference from our Annual Report on Form 10-K for the calendar year ended December 31, 2013, filed with the Securities and Exchange Commission on March 6, 2014.

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

FUTURE HEALTHCARE OF AMERICA

Date:	2/6/2015	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	2/6/2015	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	2/6/2015	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	2/6/2015	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	2/6/2015	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	2/6/2015	/s/ Douglas Polinsky
Douglas Polinsky
Director