Form 10-Q
period 2015-03-31
Future Healthcare of America
filed 2015-05-11
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________

 to __________

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

As of May 4, 2015, there were 10,665,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2015		December 31, 2014
CURRENT ASSETS:
Cash	$ 645,118		$ 793,193
Accounts receivable	451,733	[1]	355,223	[1]
Prepaid expenses	70,837		64,853
Deferred tax asset, net	-		-
Total current assets	1,167,688		1,213,269

Property and equipment, net	85		101
Deposit	28,224		28,224
Deferred tax asset, net	-		-
Total assets	$ 1,195,997		$ 1,241,594

CURRENT LIABILITIES:
Accounts payable	55,085		50,963
Accrued expenses	221,443		151,090
Derivative liability	393,861		518,303
Deferred revenue	15,118		10,351
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $121,677, respectively	1,010,000		888,323
Total current liabilities	1,695,507		1,619,030

Total liabilities	1,695,507		1,619,030

STOCKHOLDERS' (DEFICIT)
Common stock	10,666		10,616
Additional paid-in capital	1,432,900		1,425,950
Accumulated (deficit)	(1,943,076)		(1,814,002)
Total stockholders' (deficit)	(499,510)		(377,436)
Total liabilities and stockholders' deficit	$ 1,195,997		$ 1,241,594

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2015	December 31, 2014
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,665,631	10,615,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2015	March 31, 2014

REVENUE
Total Revenue	$929,921	$992,531

COST OF SERVICES
Total Cost of Services	664,768	732,850

Gross Profit	265,153	259,681

OPERATING EXPENSES
Selling expenses	47,752	14,739
General and administrative	101,340	117,753
Salaries, wages and related expenses	147,416	154,273
Consulting fees	80,329	67,827
Total Operating Expenses	376,837	354,592
LOSS FROM OPERATIONS	(111,684)	(94,911)

OTHER INCOME (EXPENSE):
Interest income	45	33
Interest expense	(141,877)	(188,533)
Gain on Derivative	124,442	16,302

Total Other Income	(17,390)	(172,198)
LOSS BEFORE INCOME TAXES	(129,074)	(267,109)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(129,074)	$(267,109)

BASIC LOSS PER COMMON SHARE	(0.01)	(0.03)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,661,742	10,196,981
DILUTED LOSS PER COMMON SHARE	(0.01)	(0.03)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,661,742	10,196,981

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2015	March 31, 2014

Cash Flows from Operating Activities
Net loss	$(129,074)	$(267,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest to be paid with stock	20,200	20,200
Stock issued to consultants	7,000	7,000
Depreciation and amortization expense	16	34
Accretion on discount	121,677	168,333
Gain on derivative instruments	(124,442)	(16,302)
Change in assets and liabilities:
Accounts receivable	(96,511)	177,132
Prepaid expenses	(5,984)	(61,963)
Accounts payable	4,122	(777)
Accrued expense	50,154	(945)
Deferred revenue	4,767	4,747
Net Cash Provided/(Used) by Operating Activities	(148,075)	30,350

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-

Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(148,075)	30,350
Cash at Beginning of Period	793,193	1,073,686
Cash at End of Period	$645,118	$1,104,036

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Three Months Ended
	March 31,
NON-CASH EXPENDITURES	2015	2014
Amortization of discount on note payable	121,677	168,333
Depreciation expense	16	34
Interest expense to be paid with stock	20,200	20,200
Change in FMV of derivative liability	(124,442)	(16,302)
Expenditures paid with issuance of common stock	7,000	7,000
Total non-cash expenditures	24,451	179,265

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2015, the Company had $113,830 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2015 and 2014, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2015 and 2014, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $12,625 and $8,366 for the periods ending March 31, 2015 and 2014, respectively.

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

Recently Enacted Accounting Standards - In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate the adoption of ASU 2015-02 will have any impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses, an accumulated deficit and has a short-term note payable in excess of anticipated cash, which is currently past due.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2015	December 31, 2014

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,299)	(36,283)
Property & equipment, net		$85	$101

Depreciation expense for the periods ended March 31, 2015 and 2014 was $16 and $34, respectively.

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. On September 9, 2014 the greenshoe expired unexercised.  On March 9, 2015, the Note matured. As the note has not been paid nor extended, the outstanding principal, plus accrued but unpaid interest, liquidated damages and other amounts, became due and payable at the election of the holder.  The holder has not made such an election.

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of March 31, 2015, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of March, 31, 2015, the Company had accrued interest payable on the debenture of $87,028.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 9, 2015 and March 31, 2015, the fair value of the unregistered conversion feature of the Note Payable based on the following assumptions (Life 0, risk-free interest rate 0, volatility of 0, and stock price of $.15 and conversion price of $.25) was $0, resulting in the recording of a gain totaling $111,109. As of March 31, 2015, the fair value of the warrants based on the following assumptions (Life 2.45years, risk free interest rate 0.56%, volatility of 226.43%, stock price of $.15 and exercise price of $.50) was $393,861, and a gain totaling $13.333 was recorded for the three months ended March 31, 2015.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of March 31, 2015:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(393,861)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of March 31, 2015, 10,665,631 shares were issued and outstanding.

On January 7, 2015, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On February 4, 2014, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On February 18, 2014, the Company issued 226,485 common shares in payment of $24,913 of accrued interest.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – WARRANTS AND GREENSHOE

A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	5,030,000	$0.40
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(2,000,000)	0.25
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $500,000 as of March 31, 2015, with an offsetting valuation allowance of the same amount.

NOTE 10 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,475 a month through February 2015, and $1,490 a month through February 2017. The Company also leases office space in Palm Beach, Florida for $14,112 a month through July 2015.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2015 are as follows:

Twelve months ending March 31,	Lease payments
2015	132,797
2016	75,094
2017	58,704
2018	14,676
2019	-
Thereafter	-
Total Minimum Lease Payments	$281,271

Lease expense charged to operations was $19,018 and $42,691 for the three months ended March 31, 2015 and 2014, respectively.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months
	March 31
	2015	2014
Income/(Loss) from continuing operations available to common stockholders (numerator)	$(129,074)	$(267,109)
Income/(Loss) available to common stockholders (numerator)	(129,074)	(267,109)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,661,742	10,196,981

At March 31, 2015 and 2014, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, 0 and 2,000,000, respectively, greenshoe to purchase common stock of the Company at $0.25 per share and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 4,763,833 and 4,139,652, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, an entity controlled by the CEO and shareholder of the Company used and paid $42,366 for the leased office space in Palm Beach, Florida. Additionally, the entity controlled by the CEO and shareholder paid for all expenses related to running the office.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report.

The entity controlled by the CEO and shareholder has subsequently used and paid $14,122 for the leased office space in Palm Beach, Florida.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the first quarter of 2015.

During the first quarter of 2015, FHA experienced a 6% decrease in revenue over the first quarter of 2014.  This was driven by decreases in our Casper, Wyoming home health businesses.

In 2015, we have seen an increase in the census within the hospitals in our Billings, Montana location as well as the utilization of our staffing services in Billings.  During the first quarter of 2015, we have seen a significant decrease in the utilization of our private pay business in the Casper, Wyoming location. We have re-established our priorities and goals for this location for the second quarter of 2015.  As for our operations, we anticipate the trends seen in the first quarter of 2015 to continue into the second quarter of 2015.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Management has been working diligently to find acquisition candidates that fit with the direction of the Company, the industry and current customer demand.   It has been difficult to find good companies with reasonable valuations and expectations.  As of May 1, 2015, the Company is progressing with negotiations with a potential acquisition candidate.  While Management anticipated a Letter of Intent in the fourth quarter of 2014, one was not entered into due to ongoing business negotiations.  Management continues to work on this specific transaction opportunity, and while there can be no guarantee of success, we foresee entering into a Letter of Intent at some point in the near future, at which time we will file a Current Report on Form 8-K disclosing the material terms of any such proposed transaction.  Management has also begun to explore acquisition candidates outside the current healthcare industry so that it may more easily locate and acquire a good company at a good price.

Results of Operations

Three Months Ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, FHA recorded revenues of $929,921, a 6% decrease over revenues of $992,531 for the same period in 2014.  The decrease for 2015 was driven by a significant decrease in the use of our services in Casper, Wyoming in comparison to prior year, down 29%.   This decrease was driven by a loss in business within our private pay business and specifically CNA services. This decrease was offset by an increase in revenue from the Billings, Montana location, reporting a 13% increase.

For the quarter ended March 31, 2015, cost of services totaled $664,768, a 9% decrease as compared to $732,850 in the comparable period of 2014. This is a reflection of the costs associated with the decrease in revenue from the CNAs and a reduction in nurses at the Casper location. FHA posted a gross profit of $265,153 during the first quarter 2015, versus a gross profit of $259,681 for the first quarter of 2014, an increase of 2%.

FHA recorded total operating expenses of $376,837 during the first quarter of 2015, a 6% increase as compared to operating expenses of $354,592 in the same period of 2014.  General and administrative expenses totaled $101,340 in the first quarter 2015 versus $117,753 in the first quarter 2014, a decrease of 14%, due to a decrease in rent expense. Consulting fees increased from $67,827 to $80,329 when comparing the first quarter of 2014 versus 2015.  The increase was driven by additional use of consultants to assist in the growth of the organization through expansion in the healthcare industry. Salaries, wages and related expenses decreased to $147,416 in the first quarter of 2015 from $154,273 in 2014, a decrease of 4%.  This decrease was driven by the decrease in wages in our Casper location in the first quarter. Selling expenses in the first quarter of 2015 were $47,752 versus $14,739 in the comparable quarter of 2014, driven by spending for investor relation services.

FHA’s net loss available to common shareholders was $129,074 for the first quarter of 2015.  This represents a 52% decrease from our net loss of $267,109 in the first quarter of 2014. A portion of this change was due the recording of $124,442 gain on the derivative instruments, off-set by the accretion of interest ($141,877) on the discount on the note payable.

Liquidity and Capital Resources.

Cash on hand was $645,118 at March 31, 2015, a decrease of $148,075 from the $793,193 on hand at December 31, 2014.  Cash used by operations for the three months ended March 31, 2015, was $148,075, versus cash provided by operation of $30,350 for the three months ended March 31, 2014.  The decrease is a direct result of the current downturn in our Casper location.  The Company has implemented changes in this location to help assist in correcting the operation results experience over the past two quarters.

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

As of March 31, 2015, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the

Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about all "unregistered" and "restricted" securities that Future Healthcare of America has issued during the three month period ended March 31, 2015, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

Name	Date	Shares	Value	Description

R Souaid Family Holdings	1/7/2015	50,000	$ 7,000	Consulting Services

Management believes that this issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended March 31, 2015, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	5/11/15	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	5/11/15	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/11/15	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/11/15	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	5/11/15	/s/ J. Gregory Smith
J. Gregory Smith
Director