Form 10-Q/A
period 2013-09-30
Future Healthcare of America
filed 2015-08-14
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q/A1

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

As of August 10, 2015, there were 10,665,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2013		December 31, 2012
	Restated
CURRENT ASSETS:
Cash	1,289,271		208,458
Accounts receivable	523,209	[1]	576,116	[1]
Prepaid expenses	54,931		71,925
Deferred tax asset, current	7,318		7,318
Total current assets	1,874,729		863,817

PROPERTY AND EQUIPMENT, net	222		615
GOODWILL	79,809		79,809
DEFERRED TAX ASSET, NET	424,264		424,264
Total assets	2,379,024		1,368,505

CURRENT LIABILITIES:
Accounts payable	93,835		64,503
Accrued expenses	140,980		155,569
Deferred revenue	-		1,949
Derivative Liability	776,847		-
Total current liabilities	1,011,662		222,021

CONVERTIBLE NOTE PAYABLE, net of discount	62,857		-

Total liabilities	1,074,519		222,021

STOCKHOLDERS' EQUITY

Common stock	10,163	[2]	10,063	[3]
Additional paid-in capital	1,220,123		1,205,223
Retained earnings (deficit)	74,219		(68,802)
Total stockholders' equity	1,304,505		1,146,484
Total liabilities and stockholders' equity	2,379,024		1,368,505

[1] net of $20,200 allowance

[2] $.001 par value, 200,000,000 shares authorized, 10,163,249 shares issued and outstanding.

[3] $.001 par value, 200,000,000 shares authorized, 10,063,249 shares issued and outstanding.

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	July 1 to Sept. 30, 2013	July 1 to Sept. 30, 2012	Jan. 1 to Sept. 30, 2013	Jan. 1 to Sept. 30, 2012
	Restated		Restated
REVENUE
Total Revenue	1,102,016	1,056,038	3,397,815	3,231,286

COST OF SERVICES
Total Cost of Services	783,165	745,822	2,361,007	2,173,458

Gross Profit	318,851	310,216	1,036,808	1,057,828
OPERATING EXPENSES
Selling expenses	20,696	18,574	58,437	59,461
General and administrative	106,422	73,540	320,831	233,574
Salaries, wages and related expenses	225,928	341,852	545,042	614,762
Professional and consulting fees	73,560	3,859	137,523	11,726
Total Operating Expenses	426,606	437,825	1,061,833	919,523
INCOME (LOSS) FROM OPERATIONS	(107,755)	(127,609)	(25,025)	138,305

OTHER INCOME (EXPENSE):
Interest income	29	53	74	192
Gain on derivative instruments	175,407	-	175,407	-
Interest expense	(9,824)	-	(9,824)	-
Other income (expense)	1	1,000	2,388	1,892
Total Other Income (Expense)	165,613	1,053	168,045	2,084
INCOME (LOSS) BEFORE INCOME TAXES	57,858	(126,556)	143,020	140,389
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	57,858	(126,556)	143,020	140,389

BASIC INCOME PER COMMON SHARE	0.006	(0.01)	0.01	0.01
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,163,249	10,063,249	10,110,502	10,063,249
DILUTED INCOME PER COMMON SHARE -	0.006	(0.01)	0.01	0.01
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,163,249	10,063,249	10,110,502	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2013	September 30, 2012
	Restated
Cash Flows from Operating Activities
Net income	$143,020	$140,389
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	393	2,668
Stock issued to employee	15,000	-
Accretion on discount	5,111	-
Gain on derivative instruments	(175,407)	-
Change in assets and liabilities:
Accounts receivable	57,824	(120,157)
Prepaid expenses	16,994	(12,145)
Accounts payable	29,333	(11,937)
Accrued expense	(14,588)	241,029
Deferred revenue	(6,867)	614
Net Cash Provided by Operating Activities	70,813	240,461

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	(369,905)
Issuance of convertible note payable	1,010,000	-

Net Cash Provided/ (Used) by Financing Activities	1,010,000	(369,905)

Net Increase (Decrease) in Cash	1,080,813	(129,444)
Cash at Beginning of Period	208,458	535,144
Cash at End of Period	$1,289,271	$405,700

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

     The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Nine
	Months Ended
	September 30,
NON-CASH EXPENDITURES	2013	2012
Amortization of discount on note payable	5,111	-
Depreciation expense	393	2,668
Interest expense to be paid with stock	4,713	-
Change in FMV of derivative liability	(175,407)	-
Expenditures paid with issuance of stock	15,000	-
Total non-cash expenditures	(150,190)	2,668

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

NOTE 4 – NOTE PAYABLE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of September 30, 2013, the Company has amortized $5,111 of the discount, with the remaining $947,143 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  The derivative liability was adjusted to fair market value at September 30, 2013, resulting in the recording of a gain totaling $175,407.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of September 30, 2013, the fair value of the unregistered conversion feature and warrants based on the following assumptions (Life 2.69years, risk free interest rate 1.1%, volatility of 229.26%, stock price of $.15 and exercise price of $.50) was $776,847, resulting in the recording of a gain totaling $175,407 during the three and nine months ended September 30, 2013.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

                                                                                                                Level 1                   Level 2             Level 3

As of September 30, 2013

      Derivative liability - Registration rights of

     Debenture and warrants                                                                       -                                 -                   (776,847)

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

NOTE 8 - INCOME TAXES

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

NOTE 9 – LEASES

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

NOTE 10 – INCOME/(LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

		For the Three Months		For the Nine Months
		September 30		September 30
		2013	2012	2013		2012
Income from continuing operations available to common stockholders (numerator)	$	Restated 57,858	$(126,556)	$	Restated 143,020	$140,389
Income available to common stockholders (numerator)		57,858	(126,556)		143,020	140,389
Weighted average number of common shares outstanding during the period used in loss per share (denominator)		10,163,249	10,063,249		10,110,502	10,063,249

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of our interim financial statements for the third quarter of 2013, management adjusted the amortization of the discount on note payble from straight-line to the effective interest method.  The restatement does not impact Income (Loss) from Operations.  The Company has restated certain line items in the unaudited consolidated financial statements.

The effect of restatement and the impact on the quarterly unaudited condensed consolidated balance sheet as of September 30, 2013, the unaudited consolidated statement of operation and comprehensive income (loss) for the three and nine month periods ended September 30, 2013, and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2013, are presented below.

	As of September 30, 2013
	As restated	As previously reported

Convertible Note Payable, net of discount	62,857	97,024
Total liabilities	1,074,519	1,108,686

Retained earnings	74,219	40,052
Total stockholders' equity	1,304,505	1,270,338

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	As restated	As previously reported	As restated	As previously reported

Interest expense	(9,824)	(43,991)	(9,824)	(43,991)
Total Other Income (Expense)	165,613	131,446	168,045	133,878

Income (loss) before income taxes	57,858	23,691	143,020	108,853

Net income (loss) available to common shareholders	$ 57,858	$ 23,691	$ 143,020	$ 108,853

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.006	$ 0.002	-	-
BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.006	$ 0.002	-	-

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

FHA recorded total operating expenses of $1,061,833 during 2013, a 15% increase as compared to operating expenses of $919,523 in the same period of 2012.  General and administrative expenses totaled $320,831 in 2013 versus $233,574 in 2012, an increase of 37%, due to an increase in our D&O insurance and supplies. Salaries, wages and related expenses decreased to $545,042 in 2013 from $614,762 in 2012, a decrease of 11% due to recording of bonuses for the spin-off of FHA in 2012.  Selling expenses in 2013 were $58,437 versus $59,461 in 2012. Professional and consulting fees in 2013 were $137,523 versus $11,726 in 2012 due to increased legal and accounting fees.  Legal fees increase due primarily to the work completed on the convertible note payable

FHA’s net income available to common shareholders was $143,020 for the nine months ended September 30, 2013. This represents a $2,631 increase, or 2%, from our net income of $140,389 in the nine months ended September 30, 2012.

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

FHA’s net income available to common shareholders was $57,858 for the third quarter of 2013.  This represents a $184,414 increase from our net loss of $126,556 in 2012.

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

                                                                              FUTURE HEALTHCARE OF AMERICA

Date:	8/14/15	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	8/14/15	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/14/15	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/14/15	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	8/14/15	/s/ J. Gregory Smith
J. Gregory Smith
Director