Form 10-K/A
period 2013-12-31
Future Healthcare of America
filed 2015-08-14
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K/A1

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

FHA's net loss available to common stockholders was $577,957, or $0.23 per share for the year ended December 31, 2012.  Because we need to cover incremental costs of being a public company, we expect to incur increasing administrative expenses, and as a result, we will need to generate additional revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

FHA’s net income available to common shareholders was $91,586 in 2013.  This represents a $669,543 decrease from our net loss of $577,957 in 2012. The decrease is due to the recording of impairment of goodwill of $1,109,852 in the fourth quarter of 2012, offset by the loss in gross margin and incremental consulting and insurance costs incurred in 2013.

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

Date:	8/14/15	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/15	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Palm Beach, Florida

August 10, 2015

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

/s/ Gregory & Associates, LLC

August 10, 2015

Salt Lake City, Utah

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013		December 31, 2012
CURRENT ASSETS:	Restated
Cash	$ 1,073,686		$ 208,458
Accounts receivable	594,911	[1]	576,116	[1]
Prepaid expenses	58,495		71,925
Deferred tax asset, net	7,318		7,318
Total current assets	1,734,410		863,817

Property and equipment, net	188		615
Goodwill	79,809		79,809
Deferred tax asset, net	491,516		424,264
Total assets	$ 2,305,923		$ 1,368,505

CURRENT LIABILITIES:
Accounts payable	74,334		64,503
Accrued expenses	155,498		155,569
Derivative liability	732,242		-
Deferred revenue	-		1,949
Total current liabilities	962,074		222,021

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $919,221	90,779		-

Total liabilities	1,052,853		222,021

STOCKHOLDERS' EQUITY
Common stock	10,163		10,063
Additional paid-in capital	1,220,123		1,205,223
Retained earnings (accumulated deficit)	22,784		(68,802)
Total stockholders' equity	1,253,070		1,146,484
Total liabilities and stockholders' equity	$ 2,305,923		$ 1,368,505

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2013	December 31, 2012
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,163,249	10,063,249

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2013	December 31, 2012
	Restated

Revenue	$ 4,421,734	$ 4,381,518
Cost of Revenue	3,134,171	2,955,574
Gross Profit	1,287,563	1,425,944

OPERATING EXPENSES

Selling expenses	86,638	86,992
General and administrative	614,286	359,498
Salaries, wages and related expenses	701,862	783,095
Impairment of goodwill	-	1,109,852
Total Operating Expenses	1,402,786	2,339,437
Net Loss from operation	(115,223)	(913,493)

OTHER INCOME (EXPENSE):

Interest income	103	221
Gain on derivative instrument	220,012	-
Interest expense	(57,946)	-
Other income (expense)	(22,612)	8,697
Total Other Income (Expense)	139,557	8,918
Income (loss) from operations before tax	24,334	(904,575)

Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Benefit	(67,252)	(326,618)
Income (loss)	$ 91,586	$ (577,957)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$ 0.01	$ (0.06)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,123,797	10,063,249

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

			Additional
	Common Stock		Paid In	Retained
	Shares	Amount	Capital	Earnings
			Restated	Restated
Balance at December 31, 2011 (Restated)	10,063,249	$10,063	$1,575,128	$509,155

Capital Payments to FAB Universal	-	-	(369,905)	-

Net loss for the year ended December 31, 2012	-	-	-	(577,957)

Balance at December 31, 2012	10,063,249	$10,063	$1,205,223	$(68,802)

Issuance of common stock	100,000	100	14,900	-

Net income for the year ended December 31, 2013	-	-	-	91,586

Balance at December 31, 2013	10,163,249	$10,163	$1,220,123	$22,784

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2013	December 31, 2012
	Restated
Cash Flows from Operating Activities
Net income (loss)	$ 91,586	$ (577,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fix assets	-	230
Stock issued to employee	15,000	-
Accretion on discount	33,033	-
Gain on derivative instruments	(220,012)	-
Change in allowance for doubtful accounts	-	-
Depreciation and amortization expense	427	3,430
Deferred Tax Benefit	(67,252)	(326,618)
Impairment of goodwill	-	1,109,852
Change in assets and liabilities:
Accounts receivable	(17,076)	(193,978)
Prepaid expenses	13,429	(56,576)
Accounts payable	9,831	14,527
Accrued expense	(70)	68,359
Deferred revenue	(3,668)	1,949
Net Cash Provided by (Used in) Operating Activities	(144,772)	43,218

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of convertible note payable	1,010,000	-
Payments (to)/from FAB Universal	-	(369,905)

Net Cash Provided by (Used in) Financing Activities	1,010,000	(369,905)

Net Increase (Decrease) in Cash	865,228	(326,687)
Cash at Beginning of Period	208,458	535,145
Cash at End of Period	$ 1,073,686	$ 208,458
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Years Ended
	December 31,
NON-CASH EXPENDITURES	2013	2012
Amortization of discount on note payable	33,033	-
Depreciation expense	427	3,430
Interest expense to be paid with stock	24,913	-
Change in FMV of derivative liability	(220,012)	-
Expenditures paid with issuance of common stock	15,000	-
Total non-cash expenditures	(146,639)	3,430

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

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of December 31, 2013, the Company has amortized $33,033 of the discount, with the remaining $919,221 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of December 31, 2013, the Company had accrued interest payable on the debenture of $24,913.

Future Maturities of the note payable at December 31, 2013 are as follows:

Year ending December 31, 2013,

2014	$-
2015	1,010,000
2016	-
2017	-
2018	-
Thereafter	-
$1,010,000

NOTE 5 –  DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of December 31, 2013, the fair value of the unregistered conversion feature, warrants and green shoe based on the following assumptions (Life 3.70 years, risk free interest rate 1.75%, volatility of 166%, stock price of $.14 and exercise price of $.50) was $732,242, resulting in the recording of a gain totaling $220,012 during 2013.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

	Level 1	Level 2	Level 3
As of December 31, 2013 Derivative liability - Registration rights of debenture, warrants and greenshoe	-	-	(732,242)

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

Subsequent to the issuance of our financial statements for 2013, management adjusted the amortization of the discount on note payable from straight-line to the effective interest method and reclassified the fair value of registered shares from additional paid in capital to derivative liability as the conversion feature has ratchet provision. The restatement does not impact Income (Loss) from Operations. The Company has restated certain line items in the unaudited consolidated financial statements.

The effect of restatement and the impact on the consolidated balance sheet as of December 31, 2013, the consolidated statement of operation and comprehensive income (loss) for year ended December 31, 2013, and the consolidated statement of cash flows for the year ended December 31, 2013, are presented below.

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

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 11 –LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2013	December 31, 2012
Income (loss) from continuing operations available to common stockholders (numerator)	$91,586	$(577,957)
Income (loss) available to common stockholders (numerator)	91,586	(577,957)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,123,797	10,063,249

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

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

Subsequent to the issuance of our financial statements for 2013, management adjusted the amortization of the discount on note payable from straight-line to the effective interest method and reclassified the fair value of registered shares from additional paid in capital to derivative liability as the conversion feature has a ratchet provision. The restatement does not impact Income (Loss) from Operations.

The effect of restatement and the impact on the consolidated balance sheet as of December 31, 2013, the consolidated statement of operation and comprehensive income (loss) for the year ended December 31, 2013, are presented below.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION - Continued

	As of December 31, 2013
	As restated	As previously reported

Derivative Liability	732,242	514,222
Total current liabilities	962,074	744,054

Convertible Note Payable, net of discount	90,779	265,357
Total liabilities	1,052,853	1,009,411

Additional paid-in capital	1,220,123	1,374,289
Retained earnings	22,784	(87,940)
Total stockholders' equity	1,253,070	1,296,512

	For the Year Ended December 31, 2013
	As restated	As previously reported

Gain on derivative instrument	220,012	283,866
Interest expense	(57,946)	(232,524)
Total Other Income (Expense)	139,557	28,833

Net income (loss) available to common shareholders	$ 91,586	$ (19,138)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.01	$ (0.002)
BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.01	$ (0.002)

NOTE 14 - SUBSEQUENT EVENTS

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

Date:	8/14/15	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/15	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/14/15	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	8/14/15	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/14/15	/s/ Douglas Polinsky
Douglas Polinsky
Director