Form 10-Q/A
period 2014-03-31
Future Healthcare of America
filed 2015-08-14
CIK 1552845

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2014		December 31, 2013
CURRENT ASSETS:	Restated		Restated
Cash	$ 1,104,036		$ 1,073,686
Accounts receivable	416,061	[1]	594,911	[1]
Prepaid expenses	92,234		58,495
Deferred tax asset, net	7,318		7,318
Total current assets	1,619,649		1,734,410

Property and equipment, net	153		188
Goodwill	79,809		79,809
Deposit	28,224		-
Deferred tax asset, net	491,516		491,516
Total assets	$ 2,219,351		$ 2,305,923

CURRENT LIABILITIES:
Accounts payable	73,556		74,334
Accrued expenses	149,840		155,498
Deferred revenue	3,028		-
Derivative liability	678,567		732,242
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $869,922	140,078		-
Total current liabilities	1,045,069		962,074

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $919,221	-		90,779

Total liabilities	1,045,069		1,052,853

STOCKHOLDERS' EQUITY
Common stock	10,440		10,163
Additional paid-in capital	1,251,760		1,220,123
Retained earnings (accumulated deficit)	(87,918)		22,784
Total stockholders' equity	1,174,282		1,253,070
Total liabilities and stockholders' equity	$ 2,219,351		$ 2,305,923

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2014	December 31, 2013
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,439,734	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2014	March 31, 2013
	Restated
REVENUE
Total Revenue	$992,531	$1,212,611

COST OF SERVICES
Total Cost of Services	732,850	838,862

Gross Profit	259,681	373,749

OPERATING EXPENSES
Selling expenses	14,739	20,287
General and administrative	117,753	105,604
Salaries, wages and related expenses	154,273	161,184
Consulting fees	67,827	57,740
Total Operating Expenses	354,592	344,815
INCOME FROM OPERATIONS	(94,911)	28,934

OTHER INCOME (EXPENSE):
Interest income	33	11
Interest expense	(69,499)	-
Gain on Derivative	53,675	-
Other income	-	2,387
Total Other Income	(15,791)	2,398
INCOME BEFORE INCOME TAXES	(110,702)	31,332
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(110,702)	$31,332

BASIC INCOME PER COMMON SHARE	(0.01)	0.003
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,196,981	10,063,249
DILUTED INCOME PER COMMON SHARE	(0.01)	0.003
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,196,981	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2014	March 31, 2013
	Restated
Cash Flows from Operating Activities
Net income	$(110,702)	$31,332
Adjustments to reconcile net income to net cash provided by operating activities:
Interest to be paid with stock	20,200	-
Stock issued to consultants	7,000	-
Depreciation and amortization expense	34	286
Accretion on discount	49,299	-
Gain on derivative instruments	(53,675)	-
Change in assets and liabilities:
Accounts receivable	177,132	(30,144)
Prepaid expenses	(61,963)	167
Accounts payable	(777)	15,806
Accrued expense	(945)	13,342
Deferred revenue	4,747	1,424
Net Cash Provided/(Used) by Operating Activities	30,350	32,213

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-

Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	30,350	32,213
Cash at Beginning of Period	1,073,686	208,458
Cash at End of Period	$1,104,036	$240,671

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Three Months Ended
	March 31,
NON-CASH EXPENDITURES	2014	2013
Amortization of discount on note payable	49,299	-
Depreciation expense	34	286
Interest expense to be paid with stock	20,200	-
Change in FMV of derivative liability	(53,675)	-
Expenditures paid with issuance of common stock	7,000	-
Total non-cash expenditures	22,858	286

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

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior (8% at March 31, 2014) Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at the lesser of $0.25 per share or the average market price of the Company stock for the 20 days prior to the conversion and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of March 31, 2014, the Company has amortized $82,332 of the discount, with the remaining $869,922 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of March 31, 2014, the Company had accrued interest payable on the debenture of $20,200.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

Future Maturities of the note payable at March 31, 2014 are as follows:

Year ending March 31, 2014,

2015	$1,010,000
2016	-
2017	-
2018	-
Thereafter	-
$1,010,000

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of March 31, 2014, the fair value of the unregistered conversion feature, warrants and green shoe based on the following assumptions (Life 3.45 years, risk free interest rate .90%, volatility of 170%, stock price of $.14 and exercise price of $.50) was $678,567, and a gain totaling $53,675 was recorded for the three months ended March 31, 2014.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of March 31, 2014:
	Level 1	Level 2	Level 3
Derivative liability – Registration rights of debenture, warrants and greenshoe	-	-	(678,567)

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

NOTE 11 – INCOME/(LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

		For the Three Months
		March 31
		2014	2013
Income/(Loss) from continuing operations available to common stockholders (numerator)	$	Restated (110,702)	$31,332
Income/(Loss) available to common stockholders (numerator)		(110,702)	31,332
Weighted average number of common shares outstanding during the period used in loss per share (denominator)		10,196,981	10,063,249

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

NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of our interim financial statements for the first quarter of 2014, management adjusted the amortization of the discount on note payable from straight-line to the effective interest method and reclassified the fair value of registered shares from additional paid in capital to derivative liability as the conversion feature has a ratchet provision. The restatement does not impact Income (Loss) from Operations. The Company has restated certain line items in the unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION - Continued

The effect of restatement and the impact on the unaudited consolidated balance sheet as of March 31, 2014, the unaudited consolidated statement of operation and comprehensive income (loss) for the three months ended March 31, 2014, are presented below.

	As of March 31, 2014
	As restated	As previously reported

Derivative Liability	678,567	497,920
Convertible Note Payable, net of discount	140,078	433,690
Total current liabilities	1,045,069	1,158,034

Total liabilities	1,045,069	1,158,034

Additional paid-in capital	1,251,760	1,405,926
Retained earnings (accumulated deficit)	(87,918)	(355,049)
Total stockholders' equity	1,174,282	1,061,317

	For the three months ended March 31, 2014
	As restated	As previously reported

Gain on derivative instrument	53,675	16,302
Interest expense	(69,499)	(188,533)
Total Other Income (Expense)	(15,791)	(172,198)

Net (loss) available to common shareholders	$ (110,702)	$ (267,109)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.01	$ 0.03
BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.01	$ 0.03

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

FHA’s net loss available to common shareholders was $110,702 for the first quarter of 2014.  This represents a 453% decrease from our net income of $31,332 in the first quarter of 2013.

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