Form 10-Q/A
period 2014-06-30
Future Healthcare of America
filed 2015-08-14
CIK 1552845

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2014		December 31, 2013
CURRENT ASSETS:	Restated		Restated
Cash	$ 970,359		$ 1,073,686
Accounts receivable	349,154	[1]	594,911	[1]
Prepaid expenses	66,590		58,495
Deferred tax asset, net	7,318		7,318
Total current assets	1,393,421		1,734,410

Property and equipment, net	134		188
Goodwill	79,809		79,809
Deposit	28,224		-
Deferred tax asset, net	491,516		491,516
Total assets	$ 1,993,104		$ 2,305,923

CURRENT LIABILITIES:
Accounts payable	50,296		74,334
Accrued expenses	123,396		155,498
Deferred revenue	927		-
Derivative liability	275,583		732,242
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $782,879	227,121		-
Total current liabilities	677,323		962,074

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $919,221	-		90,779

Total liabilities	677,323		1,052,853

STOCKHOLDERS' EQUITY
Common stock	10,616		10,163
Additional paid-in capital	1,271,784		1,220,123
Retained earnings (accumulated deficit)	33,381		22,784
Total stockholders' equity	1,315,781		1,253,070
Total liabilities and stockholders' equity	$ 1,993,104		$ 2,305,923

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2014	December 31, 2013
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,615,631	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	April 1 to June 30, 2014	April 1 to June 30, 2013	Jan. 1 to June 30, 2014	Jan. 1 to June 30, 2013
	Restated		Restated
REVENUE
Total Revenue	872,087	1,083,188	1,864,618	2,295,799

COST OF SERVICES
Total Cost of Services	672,105	738,980	1,404,955	1,577,842

Gross Profit	199,982	344,208	459,663	717,957
OPERATING EXPENSES
Selling expenses	17,411	17,454	32,150	37,741
General and administrative	147,354	108,805	265,107	214,409
Salaries, wages and related expenses	159,474	157,930	313,747	319,114
Professional and consulting fees	70,500	6,223	138,327	63,963
Total Operating Expenses	394,739	290,412	749,331	635,227
INCOME (LOSS) FROM OPERATIONS	(194,757)	53,796	(289,668)	82,730

OTHER INCOME (EXPENSE):
Interest income	54	34	87	45
Gain on derivative	402,984	-	456,659
Interest expense	(107,242)	-	(176,741)	-
Other income (expense)	20,260	-	20,260	2,387
Total Other Income (Expense)	316,056	34	300,265	2,432
INCOME (LOSS) BEFORE INCOME TAXES	121,299	53,830	10,597	85,162
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	121,299	53,830	10,597	85,162

BASIC INCOME PER COMMON SHARE	0.01	0.01	0.001	0.01
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,473,106	10,103,908	10,335,807	10,083,691
DILUTED INCOME PER COMMON SHARE -	0.01	0.01	0.001	0.01
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,473,106	10,103,908	10,335,807	10,083,691

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2014	June 30, 2013
	Restated
Cash Flows from Operating Activities
Net income	$10,597	$85,162
Adjustments to reconcile net income to net cash provided by operating activities:
Interest to be paid with stock	40,400	-
Stock issued to consultants	7,000	15,000
Depreciation and amortization expense	54	358
Accretion on discount	136,341	-
Gain on derivative instruments	(456,659)	-
Change in assets and liabilities:
Accounts receivable	244,039	34,766
Prepaid expenses	(36,319)	(647)
Accounts payable	(24,038)	9,171
Accrued expense	(27,389)	(44,124)
Deferred revenue	2,647	5,772
Net Cash Provided/(Used) by Operating Activities	(103,327)	105,458

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-

Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(103,327)	105,458
Cash at Beginning of Period	1,073,686	208,458
Cash at End of Period	$970,359	$313,916

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Six Months Ended
	June 30,
NON-CASH EXPENDITURES	2014	2013
Amortization of discount on note payable	136,341	-
Depreciation expense	54	358
Interest expense to be paid with stock	40,400	-
Change in FMV of derivative liability	(456,659)	-
Expenditures paid with issuance of common stock	7,000	15,000
Total non-cash expenditures	(272,864)	15,358

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

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior (8% at June 30, 2014) Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at the lesser of $0.25 per share or the average market price of the Company stock for the 20 days prior to the conversion and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of June 30, 2014, the Company has amortized $169,379 of the discount, with the remaining $782,879 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of June 30, 2014, the Company had accrued interest payable on the debenture of $20,200.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

Future Maturities of the note payable at June 30, 2014 are as follows:

Year ending June 30, 2014,

2015	$1,010,000
Thereafter	-
$1,010,000

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of June, 2014, the fair value of the unregistered conversion feature, warrants and green shoe based on the following assumptions (Life 3.2 years, risk free interest rate .88%, volatility of 216%, stock price of $.07 and exercise price of $.50) was $275,583, and a gain totaling $456,659 was recorded for the six months ended June 30, 2014.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of June 30, 2014:	Level 1	Level 2	Level 3
Derivative liability – Registration rights of debenture, warrants and greenshoe	-	-	(275,583)

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

NOTE 12 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

		For the Three Months			For the Six Months
		June 30			June 30
		2014	2013		2014	2013
Income from continuing operations available to common stockholders (numerator)	$	Restated 121,299	$53,830	$	Restated 10,597	$85,162
Income available to common stockholders (numerator)		121,299	53,830		10,597	85,162
Weighted average number of common shares outstanding during the period used in loss per share (denominator)		10,473,106	10,103,908		10,335,807	10,083,691

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

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of our interim financial statements for the second quarter of 2014, management adjusted the amortization of the discount on the note payable from straight-line to the effective interest method. The restatement does not impact Income (Loss) from Operations. The Company has restated certain line items in the unaudited consolidated financial statements.

The effect of restatement and the impact on the quarterly unaudited condensed consolidated balance sheet as of June 30, 2014, the unaudited consolidated statement of operation and comprehensive income (loss) for the three and six month periods ended June 30, 2014, are presented below.

	As of June 30, 2014
	As restated	As previously reported

Derivative Liability	275,583	212,291
Convertible Note Payable, net of discount	227,121	602,024
Total liabilities	677,323	988,934

Additional paid-in capital	1,271,784	1,425,950
Retained earnings	33,381	(432,396)
Total stockholders' equity	1,315,781	1,004,170

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
	As restated	As previously reported	As restated	As previously reported

Gain on derivative instrument	402,984	285,629	456,659	301,931
Interest expense	(107,242)	(188,534)	(176,741)	(377,067)
Total Other Income (Expense)	316,056	117,409	300,265	(54,789)

Net income (loss) available to common shareholders	$ 121,299	$ (77,348)	$ 10,597	$ (344,457)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.01	$ (0.01)	$ 0.001	$ (0.03)
BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.01	$ (0.01)	$ 0.001	$ (0.03)

NOTE 14 - SUBSEQUENT EVENTS

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

Other expense included interest income of $456,659 for recognition of gain on the derivative liability and interest expense of $176,741 for the accretion of the discount on the note payable as well as $40,400 of interest expense on the note payable.

FHA’s net income available to common shareholders was $10,597 for the first six months of 2013.  This represents a 88% decrease from our net income of $85,162 in the first six months of 2013.

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

FHA’s net income available to common shareholders was $121,299 for the second quarter of 2014.  This represents a 125% increase from our net income of $53,830 in the second quarter of 2013.

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

FUTURE HEALTHCARE OF AMERICA

Date:	8/14/15	By:	/s/ Christopher J. Spencer

Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	814/15	/s/ John Busshaus

John Busshaus
Chief Financial Officer

Date:	8/14/15	/s/ Denis Yevstifeyev

Denis Yevstifeyev
Director

Date:	8/14/15	/s/ Douglas Polinsky

Douglas Polinsky
Director

Date:	8/14/15	/s/ J. Gregory Smith

J. Gregory Smith
Director