Form 10-Q/A
period 2014-09-30
Future Healthcare of America
filed 2015-08-14
CIK 1552845

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2014		December 31, 2013
CURRENT ASSETS:	Restated		Restated
Cash	$ 809,567		$ 1,073,686
Accounts receivable	420,109	[1]	594,911	[1]
Prepaid expenses	76,690		58,495
Deferred tax asset, net	7,318		7,318
Total current assets	1,313,684		1,734,410

Property and equipment, net	118		188
Goodwill	79,809		79,809
Deposit	28,224		-
Deferred tax asset, net	491,516		491,516
Total assets	$ 1,913,351		$ 2,305,923

CURRENT LIABILITIES:
Accounts payable	21,311		74,334
Accrued expenses	162,534		155,498
Deferred revenue	2,040		-
Derivative liability	171,741		732,242
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $630,377	379,623		-
Total current liabilities	737,249		962,074

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $919,221	-		90,779

Total liabilities	737,249		1,052,853

STOCKHOLDERS' EQUITY
Common stock	10,616		10,163
Additional paid-in capital	1,271,784		1,220,123
Retained earnings (accumulated deficit)	(106,298)		22,784
Total stockholders' equity	1,176,102		1,253,070
Total liabilities and stockholders' equity	$ 1,913,351		$ 2,305,923

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2014	December 31, 2013
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,615,631	10,063,249

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	July 1 to Sept. 30, 2014	July 1 to Sept. 30, 2013	Jan. 1 to Sept. 30, 2014	Jan. 1 to Sept. 30, 2013
	Restated	Restated	Restated	Restated
REVENUE
Total Revenue	1,029,606	1,102,016	2,894,224	3,397,815

COST OF SERVICES
Total Cost of Services	738,842	783,165	2,143,797	2,361,007

Gross Profit	290,764	318,851	750,427	1,036,808
OPERATING EXPENSES
Selling expenses	15,035	20,696	47,185	58,437
General and administrative	146,935	106,422	412,042	320,831
Salaries, wages and related expenses	153,076	225,928	466,823	545,042
Professional and consulting fees	45,395	73,560	183,722	137,523
Total Operating Expenses	360,441	426,606	1,109,772	1,061,833
INCOME (LOSS) FROM OPERATIONS	(69,677)	(107,755)	(359,345)	(25,025)

OTHER INCOME (EXPENSE):
Interest income	38	29	125	74
Gain on derivative	103,842	175,407	560,501	175,407
Interest expense	(173,881)	(9,824)	(350,622)	(9,824)
Other income (expense)	-	1	20,260	2,388
Total Other Income (Expense)	(70,001)	165,613	230,264	168,045
INCOME (LOSS) BEFORE INCOME TAXES	(139,678)	57,858	(129,081)	143,020
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(139,678)	57,858	(129,081)	143,020

BASIC INCOME PER COMMON SHARE	(0.01)	0.006	(0.01)	0.01
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,515,631	10,163,249	10,396,407	10,110,502
DILUTED INCOME PER COMMON SHARE -	(0.01)	0.006	(0.01)	0.01
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,515,631	10,163,249	10,396,407	10,110,502

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2014	September 30, 2013
	Restated	Restated
Cash Flows from Operating Activities
Net income	$(129,081)	$143,020
Adjustments to reconcile net income to net cash provided by operating activities:
Interest to be paid with stock	61,778	-
Stock issued to consultants	7,000	15,000
Depreciation and amortization expense	70	393
Accretion on discount	288,844	5,111
Gain on derivative instruments	(560,501)	(175,407)
Change in assets and liabilities:
Accounts receivable	173,083	57,824
Prepaid expenses	(46,419)	16,994
Accounts payable	(53,022)	29,333
Accrued expense	(9,630)	(14,588)
Deferred revenue	3,759	(6,867)
Net Cash Provided/(Used) by Operating Activities	(264,119)	70,813

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of convertible note payable	-	1,010,000

Net Cash Provided/ (Used) by Financing Activities	-	1,010,000

Net Increase (Decrease) in Cash	(264,119)	1,080,813
Cash at Beginning of Period	1,073,686	208,458
Cash at End of Period	$809,567	$1,289,271

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Nine Months Ended
	September 30,
NON-CASH EXPENDITURES	2014	2013
Amortization of discount on note payable	288,844	5,111
Depreciation expense	70	393
Interest expense to be paid with stock	61,778	-
Change in FMV of derivative liability	(560,501)	(175,407)
Expenditures paid with issuance of common stock	7,000	15,000
Total non-cash expenditures	(202,809)	(154,903)

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

at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of September 30, 2014, the Company has amortized $321,877 of the discount, with the remaining $630,377 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of September 30, 2014, the Company had accrued interest payable on the debenture of $41,578.

Future Maturities of the note payable at September 30, 2014 are as follows:

Year ending September 30:

2015	$1,010,000
Thereafter	-
$1,010,000

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of September 30, 2014, the fair value of the unregistered conversion feature and warrants based on the following assumptions (Life 2.94 years, risk free interest rate 1.07%, volatility of 2.17%, stock price of $.05 and exercise price of $.50) was $171,741, and a gain totaling $560,501 was recorded for the nine months ended September 30, 2014.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of September 30, 2014:	Level 1	Level 2	Level 3
Derivative liability – Registration rights of debenture and warrants	-	-	(171,741)

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

NOTE 12 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

		For the Three Months				For the Nine Months
		September 30				September 30
		2014		2013		2014		2013
Income (loss) from continuing operations available to common stockholders (numerator)	$	Restated (139,678)	$	Restated 57,858	$	Restated (129,081)	$	Restated 143,020
Income (loss) available to common stockholders (numerator)		(139,678)		57,858		(129,081)		143,020
Weighted average number of common shares outstanding during the period used in loss per share (denominator)		10,515,631		10,163,249		10,396,407		10,110,502

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

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of our interim financial statements for the third quarter of 2014, management adjusted the amortization of the discount on the note payable from straight-line to the effective interest method. The restatement does not impact Income (Loss) from Operations. The Company has restated certain line items in the unaudited consolidated financial statements.

The effect of restatement and the impact on the quarterly unaudited condensed consolidated balance sheet as of September 30, 2014, the unaudited consolidated statement of operation and comprehensive income (loss) for the three and nine month periods ended September 30, 2014, are presented below.

	As of September 30, 2014
	As restated	As previously reported

Derivative Liability	171,741	147,675
Convertible Note Payable, net of discount	379,623	770,357
Total liabilities	737,249	1,103,917

Additional paid-in capital	1,271,784	1,425,950
Retained earnings	(106,298)	(627,132)
Total stockholders' equity	1,176,102	809,434

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	As restated	As previously reported	As restated	As previously reported

Gain on derivative instrument	103,842	64,615	560,501	366,546
Interest expense	(173,881)	(189,711)	(350,622)	(566,778)
Total Other Income (Expense)	(70,001)	(125,058)	230,264	(179,847)

Net income (loss) available to common shareholders	$ (139,678)	$ (194,735)	$ (129,081)	$ (539,192)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ 0.01	$ (0.006)	$ (0.01)	$ (0.05)
BASIC AND DILUTED INCOME PER COMMON SHARE	$ 0.01	$ (0.006)	$ (0.01)	$ (0.05)

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

Other income/expense during the nine months ended September 31, 2014, included interest income of $560,501 for recognition of gain on the derivative liability and interest expense of $350,622 for the accretion of the discount on the note payable as well as $61,778 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $129,081 for the first nine months of 2013.  This represents a 190% decrease from our net income of $143,020 in the first nine months of 2013.

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

FHA’s net loss available to common shareholders was $139,678 for the third quarter of 2014.  This represents a 341% decrease from our net income of $57,858 in the third quarter of 2013.

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