Form 10-K/A
period 2014-12-31
Future Healthcare of America
filed 2015-08-14
CIK 1552845

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

                FHA’s net loss available to common shareholders was $1,562,010 in 2014.  This represents a $1,653,596 decrease from our net income of $91,586 in 2013. The increase is driven by the recording interest expense for the accretion on the note payable and accrued interest totaling $641,255 and a valuation allowance against deferred tax asset of

        $498,834 in 2014.

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

Date:	8/14/15	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date	8/14/15	By:	/s/ John Busshaus
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

/s/ Gregory & Associates, LLC

                August 10, 2015

Salt Lake City, Utah

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014		December 31, 2013
CURRENT ASSETS:	Restated		Restated
Cash	$ 793,193		$ 1,073,686
Accounts receivable	355,223	[1]	594,911	[1]
Prepaid expenses	64,853		58,495
Deferred tax asset, net	-		7,318
Total current assets	1,213,269		1,734,410

Property and equipment, net	101		188
Goodwill	-		79,809
Deposit	28,224		-
Deferred tax asset, net	-		491,516
Total assets	$ 1,241,594		$ 2,305,923

CURRENT LIABILITIES:
Accounts payable	50,963		74,334
Accrued expenses	151,090		155,498
Derivative liability	641,010		732,242
Deferred revenue	10,351		-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $364,994	645,006		-
Total current liabilities	1,498,420		962,074

CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $919,221	-		90,779

Total liabilities	1,498,420		1,052,853

STOCKHOLDERS' EQUITY
Common stock	10,616		10,163
Additional paid-in capital	1,271,784		1,220,123
Retained Earnings (accumulated deficit)	(1,539,226)		22,784
Total stockholders' equity	(256,826)		1,253,070
Total liabilities and stockholders' equity	$ 1,241,594		$ 2,305,923

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2014	December 31, 2013
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,615,631	10,163,249

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2014	December 31, 2013
	Restated	Restated

Revenue	$ 3,818,829	$ 4,421,734
Cost of Revenue	2,831,576	3,134,171
Gross Profit	987,253	1,287,563

OPERATING EXPENSES

Selling expenses	81,160	86,638
General and administrative	743,624	614,286
Salaries, wages and related expenses	616,243	701,862
Impairment of goodwill	79,809	-
Total Operating Expenses	1,520,836	1,402,786
Net Loss from operation	(533,583)	(115,223)

OTHER INCOME (EXPENSE):

Interest income	170	103
Gain (loss) on derivative instrument	91,232	220,012
Interest expense	(641,255)	(57,946)
Other income (expense)	20,260	(22,612)
Total Other Income (Expense)	(529,593)	139,557
Income (loss) from operations before tax	(1,063,176)	24,334

Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Expense (Benefit)	498,834	(67,252)
Net Loss	$ (1,562,010)	$ 91,586

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$ (0.15)	$ 0.01
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,426,458	10,123,797

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit
			Restated	Restated
Balance at December 31, 2012	10,063,249	$10,063	$1,205,223	$(68,802)

Issuance of common stock	100,000	100	14,900	-

Net income for the year ended December 31, 2013	-	-	-	91,586

Balance at December 31, 2013	10,163,249	$10,163	$1,220,123	$22,784

Issuance of common stock	452,382	453	51,661	-

Net loss for the year ended December 31, 2014	-	-	-	(1,562,010)

Balance at December 31, 2014	10,615,631	$10,616	$1,271,784	$(1,539,226)

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2014	December 31, 2013
	Restated	Restated
Cash Flows from Operating Activities
Net income (loss)	$ (1,562,010)	$ 91,586
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for interest payment	45,113	-
Stock issued to employee	7,000	15,000
Impairment of goodwill	79,809	-
Accretion on discount	554,227	33,033
Loss (Gain) on derivative instruments	(91,232)	(220,012)
Change in allowance for doubtful accounts	-	-
Depreciation and amortization expense	87	427
Deferred Tax Benefit	498,834	(67,252)
Change in assets and liabilities:
Accounts receivable	237,970	(17,076)
Prepaid expenses	(34,582)	13,429
Accounts payable	(23,371)	9,831
Accrued expense	(4,409)	(70)
Deferred revenue	12,071	(3,668)
Net Cash Provided by (Used in) Operating Activities	(280,493)	(144,772)

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of convertible note payable	-	1,010,000

Net Cash Provided by (Used in) Financing Activities	-	1,010,000

Net Increase (Decrease) in Cash	(280,493)	865,228
Cash at Beginning of Period	1,073,686	208,458
Cash at End of Period	$ 793,193	$ 1,073,686
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Years Ended
	December 31,
NON-CASH EXPENDITURES	2014	2013
Amortization of discount on note payable	554,227	33,033
Depreciation expense	87	427
Interest expense to be paid with stock	45,113	24,913
Change in FMV of derivative liability	(91,232)	(220,012)
Deferred tax expense (benefit)	498,834	(67,252)
Expenditures paid with issuance of common stock	7,000	15,000
Total non-cash expenditures	1,014,029	(213,891)

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

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. On September 9, 2014 the greenshoe expired unexercised.  The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability until the registration statement becomes effective. The Company recorded a discount on the note for beneficial conversion feature of the note.   The $952,254 discount on the beneficial conversion feature is being amortized as interest expense over the term of the note. As of December 31, 2014, the Company has amortized $587,260 of the discount, with the remaining $364,994 unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of December 31, 2014, the Company had accrued interest payable on the debenture of $66,828.

Future Maturities of the note payable at December 31, 2014 are as follows:

Year ending December 31:

2015	$1,010,000
2016	-
2017	-
2018	-
Thereafter	-
$1,010,000

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of December 31, 2014, the fair value of the unregistered conversion feature and warrants based on the following assumptions (Life 2.69 years, risk free interest rate 1.1%, volatility of 229%, stock price of $.15 and exercise price of $.50) was $641,010, resulting in the recording of a gain totaling $91,232 during 2014.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

	Level 1	Level 2	Level 3
As of December 31, 2014
Derivative liability - Registration rights of
Debenture and warrants	-	-	(641,010)

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

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 12 –LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2014	December 31, 2013
	Restated	Restated
Income (loss) from continuing operations available to common stockholders (numerator)	$(1,562,010)	$91,586
Income (loss) available to common stockholders (numerator)	(1,562,010)	91,586
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,426,458	10,123,797

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

NOTE 15 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION

Subsequent to the issuance of our financial statements for 2014, management adjusted the amortization of the discount on note payable from straight-line to the effective interest method and reclassified the fair value of registered shares from additional paid in capital to derivative liability as the conversion feature has ratchet provision. The restatement does not impact Income (Loss) from Operations. The Company has restated certain line items in the consolidated financial statements.

The effect of restatement and the impact on the consolidated balance sheet as of December 31, 2014, the consolidated statement of operation and comprehensive income (loss) for the year ended December 31, 2014, are presented below.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

                NOTE 15 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL INFORMATION - Continued

	As of December 31, 2014
	As restated	As previously reported

Convertible Note Payable, net of discount	645,006	888,323
Derivative Liability	641,010	518,303
Total current liabilities	1,498,420	1,619,030

Total liabilities	1,498,420	1,619,030

Additional paid-in capital	1,271,784	1,425,950
Accumulated Deficit	(1,539,226)	(1,814,002)
Total stockholders' equity	(256,826)	(377,436)

	For the Year Ended December 31, 2014
	As restated	As previously reported

Gain (loss) on derivative instrument	91,232	(4,081)
Interest expense	(641,255)	(709,994)
Total Other Income (Expense)	(529,593)	(693,645)

Net income (loss) available to common shareholders	$ (1,562,010)	$ (1,726,062)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ (0.15)	$ (0.17)
BASIC AND DILUTED INCOME PER COMMON SHARE	$ (0.15)	$ (0.17)

NOTE 16 - SUBSEQUENT EVENTS

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

FUTURE HEALTHCARE OF AMERICA

Date:	8/14/2015	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	8/14/2015	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	8/14/2015	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	8/14/2015	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	8/14/2015	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	8/14/2015	/s/ Douglas Polinsky
Douglas Polinsky
Director