Form 10-Q/A
period 2015-03-31
Future Healthcare of America
filed 2015-08-14
CIK 1552845

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2015		December 31, 2014
CURRENT ASSETS:	Restated		Restated
Cash	$ 645,118		$ 793,193
Accounts receivable	451,733	[1]	355,223	[1]
Prepaid expenses	70,837		64,853
Deferred tax asset, net	-		-
Total current assets	1,167,688		1,213,269

Property and equipment, net	85		101
Deposit	28,224		28,224
Deferred tax asset, net	-		-
Total assets	$ 1,195,997		$ 1,241,594

CURRENT LIABILITIES:
Accounts payable	55,085		50,963
Accrued expenses	221,443		151,090
Derivative liability	393,861		641,010
Deferred revenue	15,118		10,351
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $364,994, respectively	1,010,000		645,006
Total current liabilities	1,695,507		1,498,420

Total liabilities	1,695,507		1,498,420

STOCKHOLDERS' (DEFICIT)
Common stock	10,666		10,616
Additional paid-in capital	1,278,734		1,271,784
Accumulated (deficit)	(1,788,910)		(1,539,226)
Total stockholders' (deficit)	(499,510)		(256,826)
Total liabilities and stockholders' deficit	$ 1,195,997		$ 1,241,594

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2015	December 31, 2014
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,665,631	10,615,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2015	March 31, 2014
	Restated	Restated
REVENUE
Total Revenue	$929,921	$992,531

COST OF SERVICES
Total Cost of Services	664,768	732,850

Gross Profit	265,153	259,681

OPERATING EXPENSES
Selling expenses	47,752	14,739
General and administrative	101,340	117,753
Salaries, wages and related expenses	147,416	154,273
Consulting fees	80,329	67,827
Total Operating Expenses	376,837	354,592
LOSS FROM OPERATIONS	(111,684)	(94,911)

OTHER INCOME (EXPENSE):
Interest income	45	33
Interest expense	(385,194)	(69,499)
Gain on Derivative	247,149	53,675

Total Other Income	(138,000)	(15,791)
LOSS BEFORE INCOME TAXES	(249,684)	(110,702)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(249,684)	$(110,702)

BASIC LOSS PER COMMON SHARE	(0.02)	(0.01)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,661,742	10,196,981
DILUTED LOSS PER COMMON SHARE	(0.02)	(0.01)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,661,742	10,196,981

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2015	March 31, 2014
	Restated	Restated
Cash Flows from Operating Activities
Net loss	$(249,684)	$(110,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest to be paid with stock	20,200	20,200
Stock issued to consultants	7,000	7,000
Depreciation and amortization expense	16	34
Accretion on discount	364,994	49,299
Gain on derivative instruments	(247,149)	(53,675)
Change in assets and liabilities:
Accounts receivable	(96,511)	177,132
Prepaid expenses	(5,984)	(61,963)
Accounts payable	4,122	(777)
Accrued expense	50,154	(945)
Deferred revenue	4,767	4,747
Net Cash Provided/(Used) by Operating Activities	(148,075)	30,350

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-

Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(148,075)	30,350
Cash at Beginning of Period	793,193	1,073,686
Cash at End of Period	$645,118	$1,104,036

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Three Months Ended
	March 31,
NON-CASH EXPENDITURES	2015	2014
Amortization of discount on note payable	364,994	49,299
Depreciation expense	16	34
Interest expense to be paid with stock	20,200	20,200
Change in FMV of derivative liability	(247,149)	(53,675)
Expenditures paid with issuance of common stock	7,000	7,000
Total non-cash expenditures	145,061	22,858

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

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 9, 2015 and March 31, 2015, the fair value of the unregistered conversion feature of the Note Payable based on the following assumptions (Life 0, risk-free interest rate 0, volatility of 0, and stock price of $.15 and conversion price of $.25) was $0, resulting in the recording of a gain totaling $311,244. As of March 31, 2015, the fair value of the warrants based on the following assumptions (Life 2.45years, risk free interest rate 0.56%, volatility of 226.43%, stock price of $.15 and exercise price of $.50) was $393,861, and a gain totaling $247,149 was recorded for the three months ended March 31, 2015.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months
	March 31
	2015 Restated	2014 Restated
Income/(Loss) from continuing operations available to common stockholders (numerator)	$(249,684)	$(110,702)
Income/(Loss) available to common stockholders (numerator)	(249,684)	(110,702)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,661,742	10,196,981

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

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

Subsequent to the issuance of our interim financial statements for the first quarter of 2015, management adjusted the amortization of the discount on note payable from straight-line to the effective interest method and reclassified the fair value of registered shares from additional paid in capital to derivative liability as the conversion feature has ratchet provision.  The restatement does not impact Income (Loss) from Operations.  The Company has restated certain line items in the consolidated financial statements.

The effect of restatement and the impact on the unaudited consolidated balance sheet as of March 31, 2015, the unaudited consolidated statement of operation and comprehensive income (loss) for the three months ended March 31, 2015, and the unaudited consolidated statement of cash flows for the three months ended March 31, 2015, are presented below.

	As of March 31, 2015
	As restated	As previously reported

Additional paid-in capital	1,278,734	1,432,900
Retained earnings (accumulated deficit)	(1,788,910)	(1,943,076)
Total stockholders' equity	(499,510)	(499,510)

FUTURE HEALTHCARE OF AMERICA
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED QUARTERLY FINANCIAL INFORMATION

	For the three months ended March 31, 2015
	As restated	As previously reported

Gain on derivative instrument	247,149	124,442
Interest expense	(385,194)	(141,877)
Total Other Income (Expense)	(138,000)	(17,390)

Net (loss) available to common shareholders	$ (249,684)	$ (129,074)

BASIC AND DILUTED INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$ (0.02)	$ (0.01)
BASIC AND DILUTED INCOME PER COMMON SHARE	$ (0.02)	$ (0.01)

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

FHA’s net loss available to common shareholders was $249,684 for the first quarter of 2015.  This represents a 226% increase from our net loss of $110,702 in the first quarter of 2014. A portion of this change was due the recording of $122,752 gain on the derivative instruments, off-set by the accretion of interest ($364,994) on the discount on the note payable.

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