Form 10-Q
period 2015-06-30
Future Healthcare of America
filed 2015-08-14
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2015		December 31, 2014
CURRENT ASSETS:			Restated
Cash	$ 592,018		$ 793,193
Accounts receivable	474,899	[1]	355,223	[1]
Prepaid expenses	66,454		64,853
Deferred tax asset, net	-		-
Total current assets	1,133,371		1,213,269

Property and equipment, net	68		101
Deposit	28,224		28,224
Deferred tax asset, net	-		-
Total assets	$ 1,161,663		$ 1,241,594

CURRENT LIABILITIES:
Accounts payable	65,916		50,963
Accrued expenses	226,936		151,090
Derivative liability	492,068		641,010
Deferred revenue	23,367		10,351
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $364,994, respectively	1,010,000		645,006
Total current liabilities	1,818,287		1,498,420

Total liabilities	1,818,287		1,498,420

STOCKHOLDERS' (DEFICIT)
Common stock	10,666		10,616
Additional paid-in capital	1,278,734		1,271,784
Accumulated (deficit)	(1,946,024)		(1,539,226)
Total stockholders' (deficit)	(656,624)		(256,826)
Total liabilities and stockholders' deficit	$ 1,161,663		$ 1,241,594

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2015	December 31, 2014
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	10,665,631	10,615,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	April 1 to June 30, 2015	April 1 to June 30, 2014	Jan. 1 to June 30, 2015	Jan. 1 to June 30, 2014
		Restated		Restated
REVENUE
Total Revenue	971,772	872,087	1,901,693	1,864,618

COST OF SERVICES
Total Cost of Services	673,544	672,105	1,338,312	1,404,955

Gross Profit	298,228	199,982	563,381	459,663
OPERATING EXPENSES
Selling expenses	17,502	17,411	65,254	32,150
General and administrative	106,631	147,354	207,971	265,107
Salaries, wages and related expenses	136,501	159,474	283,917	313,747
Professional and consulting fees	66,250	70,500	146,579	138,327
Total Operating Expenses	326,884	394,739	703,721	749,331
LOSS FROM OPERATIONS	(28,656)	(194,757)	(140,340)	(289,668)

OTHER INCOME (EXPENSE):
Interest income	49	54	94	87
Gain/(loss) on derivative	(98,207)	402,984	148,942	456,659
Interest expense	(30,300)	(107,242)	(415,494)	(176,741)
Other income (expense)	-	20,260	-	20,260
Total Other Income (Expense)	(128,458)	316,056	(266,458)	300,265
INCOME (LOSS) BEFORE INCOME TAXES	(157,114)	121,299	(406,798)	10,597
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(157,114)	121,299	(406,798)	10,597

BASIC INCOME PER COMMON SHARE	(0.01)	0.01	(0.04)	0.001
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,665,631	10,473,106	10,663,697	10,335,807
DILUTED INCOME PER COMMON SHARE -	(0.01)	0.01	(0.04)	0.001
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,665,631	10,473,106	10,663,697	10,335,807

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2015	June 30, 2014
		Restated
Cash Flows from Operating Activities
Net income	$(406,798)	$10,597
Adjustments to reconcile net income to net cash used by operating activities:
Interest to be paid with stock	50,500	40,400
Stock issued to consultants	7,000	7,000
Depreciation and amortization expense	33	54
Accretion on discount	364,994	136,341
Gain on derivative instruments	(148,942)	(456,659)
Change in assets and liabilities:
Accounts receivable	(119,677)	244,039
Prepaid expenses	(1,600)	(36,319)
Accounts payable	14,953	(24,038)
Accrued expense	25,346	(27,389)
Deferred revenue	13,016	2,647
Net Cash Provided/(Used) by Operating Activities	(201,175)	(103,327)

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-
Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(201,175)	(103,327)
Cash at Beginning of Period	793,193	1,073,686
Cash at End of Period	$592,018	$970,359

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Six Months Ended
	June 30,
NON-CASH EXPENDITURES	2015	2014
Amortization of discount on note payable	364,994	136,341
Depreciation expense	33	54
Interest expense to be paid with stock	50,500	40,400
Change in FMV of derivative liability	(148,942)	(456,659)
Expenditures paid with issuance of common stock	7,000	7,000
Total non-cash expenditures	273,585	(272,864)

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At June 30, 2015, the Company had $148,932 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2015 and 2014, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended June 30, 2015 and 2014, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $23,618 and $16,952 for the periods ending June 30, 2015 and 2014, respectively.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2015	December 31, 2014

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,316)	(36,283)
Property & equipment, net		$68	$101

Depreciation expense for the periods ended June 30, 2015 and 2014 was $33 and $54, respectively.

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

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of June 30, 2015, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of June, 30, 2015, the Company had accrued interest payable on the debenture of $117,328.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 9, 2015 and March 31, 2015, the fair value of the unregistered conversion feature of the Note Payable based on the following assumptions (Life 0, risk-free interest rate 0, volatility of 0, and stock price of $.15 and conversion price of $.25) was $0, resulting in the recording of a gain totaling $233,816. As of June 30, 2015, the fair value of the warrants based on the following assumptions (Life 2.20 years, risk free interest rate 0.64%, volatility of 200.19%, and stock price of $.205 and exercise price of $.50) was $492,068, and a loss totaling $84,874 was recorded for the three months ended June 30, 2015.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of June 30, 2015:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(492,068)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of June 30, 2015, 10,665,631 shares were issued and outstanding.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants granted is presented below for the three months ended:

	June 30, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	5,030,000	$0.40
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(2,000,000)	0.25
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

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

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $500,000 as of June 30, 2015, with an offsetting valuation allowance of the same amount.

NOTE 10 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,475 a month through February 2015, and $1,490 a month through February 2017. The Company also leases office space in Palm Beach, Florida for $14,112 a month through July 2015.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2015 are as follows:

Twelve months ending June 30	Lease Payments
2015	90,561
2016	70,624
2017	58,704
2018	-
2019	-
Thereafter	-
Total Minimum Lease Payments	$219,889

Lease expense charged to operations was $33,145 and $104,046 for the six months ended June 30, 2015 and 2014, respectively.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2015	2014	2015	2014
		Restated		Restated
Income (loss) from continuing operations available to common stockholders (numerator)	$(157,114)	$121,299	$(286,188)	$10,597
Income (loss) available to common stockholders (numerator)	(157,114)	121,299	(286,188)	10,597
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,665,631	10,473,106	10,663,697	10,335,807

At June 30, 2015 and 2014, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, 0 and 2,000,000, respectively, greenshoe to purchase common stock of the Company at $0.25 per share and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 4,763,833 and 4,139,652, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015, an entity controlled by the CEO and shareholder of the Company used and paid $84,732 for the leased office space in Palm Beach, Florida. Additionally, the entity controlled by the CEO and shareholder paid for all expenses related to running the office.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the first six months of 2015.

During the first six months of 2015, FHA experienced a 2% increase in revenue over the first six months of 2014.  This was driven by increases in our Billings, Montana location, off-set by the revenue decreases in Casper, Wyoming home health businesses.

In 2015, we have seen an increase in the census within the hospitals in our Billings, Montana location as well as the utilization of our staffing services in Billings.  During 2015, we have seen a significant decrease in the utilization of our private pay business in the Casper, Wyoming location. We have re-established our priorities and goals for this location for the remainder of 2015.  As for our operations, we anticipate the trends seen in the first six months of 2015 to continue into the second half of 2015.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Potential Acquisition

Management has been working diligently to find acquisition candidates.   In this regard, on June 18, 2015, we executed a non-binding letter of intent with F3 & Associates, Inc., a California corporation (“F3”), a leading provider of precision measurement, 3D visualization and data management services designed to reduce downtime and mitigate risk for critical, capital-intensive assets such as oil refineries, power plants and other high-traffic sites.  The letter of intent contemplates the parties’ execution of a binding Share Exchange Agreement by which F3 is to become a wholly-owned subsidiary of the Company and F3’s stockholders immediately prior to the closing will collectively own a controlling interest in the Company.  The closing of the proposed Share Exchange Agreement will be conditioned upon certain additional matters, including but not limited to the execution of an agreement to spin-off the Company’s current healthcare business to its stockholders of record immediately prior to the closing of the Share Exchange Agreement.  The material provisions of the letter of intent were disclosed in our Current Report on Form 8-K dated June 18, 2015, and filed with the Securities and Exchange Commission on June 22, 2015.

The parties have not yet executed a definitive, binding Share Exchange Agreement.  Management continues to work on this specific transaction opportunity, and while there can be no guarantee that a definitive agreement will be signed or closed, we intend to do so in the near future, at which time we will file a Current Report on Form 8-K disclosing the material terms thereof.

Results of Operations

Six Months Ended June 30, 2015 and 2014.

During the six months ended June 30, 2015, FHA recorded revenues of $1,901,693, a 2% increase over revenues of $1,864,618 for the same period in 2014.  The increase for 2015 reflects an increase in revenue for both home healthcare and staffing services in the Billings, Montana location, with an off-set from a decrease in revenue in the Casper, Wyoming location.

For the six months ended June 30, 2015, cost of services totaled $1,338,312, a 5% decrease compared to $1,404,955 in the comparable period of 2014. This is a reflection of the costs associated with the change in the mix of revenue as well as the locations managing employment levels. FHA posted a gross profit of $563,381 during the first six months of 2015, versus a gross profit of $459,663 for the first six months of 2014, an increase of 23%.  The increase in gross margin was driven because revenue increased, and we were able to manage our employment levels.

FHA recorded total operating expenses of $703,721 during the first six months of 2015, a 6% decrease as compared to operating expenses of $749,331 in the same period of 2014.  General and administrative expenses totaled $207,971 in the first six months of 2015 versus $265,107 in the first six months of 2014, a decrease of 22%, due to a decrease in rent and office supplies.  Consulting fees increased from $138,327 to $146,579 when comparing the first six months of 2014 versus 2015.  The increase was driven by consulting fees incurred as the company continues to search for growth opportunities through potential acquisition strategies. Salaries, wages and related expenses decreased to $283,917 in the first six months of 2015 from $313,747 in 2014, a decrease of 10% due to a reduction in personnel. Selling expenses in the first six months of 2015 were $65,254 versus $32,150 in the comparable period of 2014 driven by increased investor relations services.

For the first six months of 2015, other expense included a $122,707 for recognition of a gain on the derivative liability and interest expense of $389,259 for the accretion of the discount on the note payable as well as $50,500 of interest expense on the note payable.

For the first six months of 2014, other expense included a $301,931 for recognition of a gain on the derivative liability and interest expense of $336,667 for the accretion of the discount on the note payable as well as $40,400 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $286,188 for the first six months of 2015.  This represents a 17% decrease from our net loss of $344,457 in the first six months of 2014.

Three Months Ended June 30, 2015 and 2014.

During the three months ended June 30, 2015, FHA recorded revenues of $971,772, an 11% increase over revenues of $872,087 for the same period in 2014.  The increase reflects an increase in revenue driven by our staffing services in Billings, Montana off-set by a revenue decrease in our home healthcare business in Casper, Wyoming.

For the quarter ended June 30, 2015, cost of services totaled $673,544, flat as compared to $672,105 in the comparable period of 2014. This is a reflection of shift in the revenue mix to the higher margin staffing business coupled with an improved flexing of available staff with the decrease in revenue in Casper, Wyoming, thus resulting in FHA posting a gross profit of $298,228 during the second quarter 2015, versus a gross profit of $199,982 for the second quarter of 2014, an increase of 49%.

FHA recorded total operating expenses of $326,884 during the second quarter of 2015, a 17% decrease as compared to operating expenses of $394,739 in the same period of 2014.  General and administrative expenses totaled $106,631 in the second quarter 2015 versus $147,354 in the second quarter 2014, a decrease of 28%, due to a decrease in rent expense.  Consulting fees decreased to $66,250 from $70,500 when comparing the second quarter of 2015 versus 2014.  The decrease was driven by a reduction in consulting fees incurred by the Company related to growth opportunities during the second quarter of 2015. Salaries, wages and related expenses decreased to $136,501 in the second quarter of 2015 from $159,474 in 2014, a decrease of 14% due to a reduction in personnel.  Selling expenses in the second quarter of 2015 were $17,502 versus $17,411 in the comparable quarter of 2014.

FHA’s net loss available to common shareholders was $157,114 for the second quarter of 2015.  This represents a 103% increase from our net loss of $77,348 in the second quarter of 2014.

Liquidity and Capital Resources.

Cash on hand was $592,018 at June 30, 2015, a decrease of $201,175 from the $793,193 on hand at December 31, 2014. Cash used by operations for the six months ended June 30, 2015, was $201,175 versus cash used by operation of $103,327 for the six months ended June 30, 2014.  The increase is a direct result of the current downturn in our Casper location couple with marketing efforts associate with our strategic growth opportunities.  The Company continues to implement changes in the Casper location to assist in correcting the operation results experienced over the past three quarters.

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

As of June 30, 2015, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended June 30, 2015, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

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