Form 10-Q
period 2015-09-30
Future Healthcare of America
filed 2015-11-05
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-54917

FUTURE HEALTHCARE OF AMERICA

 (Exact name of registrant as specified in its charter)

WYOMING	45-5547692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Blvd, Suite 770

Pittsburgh, PA 15213

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

As of November 2, 2015, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2015		December 31, 2014
CURRENT ASSETS:
Cash	$ 547,449		$ 793,193
Accounts receivable	452,133	[1]	355,223	[1]
Prepaid expenses	58,304		64,853
Note receivable	40,000		-
Total current assets	1,097,886		1,213,269

Property and equipment, net	52		101
Deposit	14,112		28,224

Total assets	$ 1,112,050		$ 1,241,594

CURRENT LIABILITIES:
Accounts payable	$ 65,669		$ 50,963
Accrued expenses	248,735		151,090
Derivative liability	1,293,423		641,010
Deferred revenue	4,578		10,351
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $364,994, respectively	1,010,000		645,006
Total current liabilities	2,622,405		1,498,420

Total liabilities	2,622,405		1,498,420

STOCKHOLDERS' (DEFICIT)
Common stock	11,266		10,616
Additional paid-in capital	1,313,160		1,271,784
Accumulated (deficit)	(2,834,781)		(1,539,226)
Total stockholders' (deficit)	(1,510,355)		(256,826)
Total liabilities and stockholders' deficit	$ 1,112,050		$ 1,241,594

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2015	December 31, 2014
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	10,615,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	July 1 to Sept. 30, 2015	July 1 to Sept. 30, 2014	Jan. 1 to Sept. 30, 2015	Jan. 1 to Sept. 30, 2014

REVENUE
Total Revenue	$973,647	$1,029,606	$2,875,340	$2,894,224

COST OF SERVICES
Total Cost of Services	648,954	738,842	1,987,266	2,143,797

Gross Profit	324,693	290,764	888,074	750,427
OPERATING EXPENSES
Selling expenses	38,276	15,035	103,530	47,185
General and administrative	121,967	146,935	329,938	412,042
Salaries, wages and related expenses	175,034	153,076	458,951	466,823
Professional and consulting fees	51,612	45,395	198,191	183,722
Total Operating Expenses	386,889	360,441	1,090,610	1,109,772
LOSS FROM OPERATIONS	(62,196)	(69,677)	(202,536)	(359,345)

OTHER INCOME (EXPENSE):
Interest income	43	38	137	125
Gain/(loss) on derivative	(801,355)	103,842	(652,413)	560,501
Interest expense	(25,250)	(173,881)	(440,744)	(350,622)
Other income (expense)	1	-	1	20,260
Total Other Income (Expense)	(826,561)	(70,001)	(1,093,019)	230,264
LOSS BEFORE INCOME TAXES	(888,757)	(139,678)	(1,295,555)	(129,081)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(888,757)	$(139.678)	$(1,295,555)	$(129,081)

BASIC LOSS PER COMMON SHARE	$(0.08)	$(0.01)	$(0.12)	$(0.01)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,796,066	10,515,631	10,708,305	10,396,407
DILUTED LOSS PER COMMON SHARE -	$(0.08)	$(0.01)	$(0.12)	$(0.01)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,796,066	10,515,631	10,708,305	10,396,407

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities
Net loss	$(1,295,555)	$(129,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest to be paid with stock	75,750	61,778
Stock issued to consultants	7,000	7,000
Depreciation and amortization expense	49	70
Accretion on discount	364,994	288,844
Loss (gain) on derivative instruments	652,413	(560,501)
Change in assets and liabilities:
Accounts receivable	(96,911)	173,083
Prepaid expenses	20,662	(46,419)
Accounts payable	14,706	(53,022)
Accrued expense	56,921	(9,630)
Deferred revenue	(5,773)	3,759
Net Cash Used in Operating Activities	(205,744)	(264,119)

Cash Flows from Investing Activities:
Issuance of Note Receivable	(40,000)	-
Net Cash Used in Investing Activities	(40,000)	-

Cash Flows from Financing Activities:

Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(245,744)	(264,119)
Cash at Beginning of Period	793,193	1,073,686
Cash at End of Period	$547,449	$809,567

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Nine Months Ended
	September 30,
NON-CASH EXPENDITURES	2015	2014
Amortization of discount on note payable	364,994	288,844
Depreciation expense	49	70
Interest expense to be paid with stock	70,750	61,778
Change in FMV of derivative liability	652,413	(560,501)
Expenditures paid with issuance of common stock	7,000	7,000
Total non-cash expenditures	1,095,206	(202,809)

  The accompanying notes are an integral part of these financial statements

FUTURE HEALTHCARE OF AMERICA

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2015, the Company had $107,863 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2015 and 2014, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended September 30, 2015 and 2014, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $32,775 and $25,535 for the nine months ending September 30, 2015 and 2014, respectively.

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

FUTURE HEALTHCARE OF AMERICA

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

 In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

FUTURE HEALTHCARE OF AMERICA

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – NOTE RECEIVABLE

On September 1, 2015, the Company extended a $100,000 Promissory Note to F3 & Associates, Inc. The note earns interest at 6% on the outstanding balance and matures October 31, 2015.  The balance on the note as of September 30, 2015 was $40,000.

NOTE 4 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2015	December 31, 2014

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,332)	(36,283)
Property & equipment, net		$52	$101

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $49 and $70, respectively.

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

FUTURE HEALTHCARE OF AMERICA

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of September 30, 2015, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of September, 30, 2015, the Company had accrued interest payable on the debenture of $107,552.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 9, 2015 and March 31, 2015, the fair value of the unregistered conversion feature of the Note Payable based on the following assumptions (Life 0, risk-free interest rate 0, volatility of 0, and stock price of $.15 and conversion price of $.25) was $0, resulting in the recording of a gain totaling $233,816. As of September 30, 2015, the fair value of the warrants based on the following assumptions (Life 1.95 years, risk free interest rate 0.64%, volatility of 218.07%, and stock price of $.49 and exercise price of $.50) was $1,293,423, and a loss totaling $801,355 was recorded for the three months ended September 30, 2015.

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

FUTURE HEALTHCARE OF AMERICA

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of September 30, 2015:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(1,293,423)

NOTE 8 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2015, 11,265,631 shares were issued and outstanding.

On January 7, 2015, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On September 10, 2015, the Company issued 600,000 common shares in payment of $35,026 of accrued interest on the variable rate senior secured convertible debenture.

On February 4, 2014, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On February 18, 2014, the Company issued 226,485 common shares in payment of $24,913 of accrued interest on the variable rate senior secured convertible debenture.

On April 22, 2014, the Company issued 175,897 common shares in payment of $20,200 of accrued interest on the variable rate senior secured convertible debenture.

NOTE 9 – WARRANTS AND GREENSHOE

A summary of the status of the warrants granted is presented below for the nine months ended:

	September 30, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	5,030,000	$0.40
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(2,000,000)	0.25
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years.

FUTURE HEALTHCARE OF AMERICA

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $500,000 as of September 30, 2015, with an offsetting valuation allowance of the same amount.

NOTE 11 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for $1,490 a month through February 2017.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2015 are as follows:

Twelve months ending September 30

 Lease Payments

2015

76,584

2016

66,154

2017

44,028

2018

-

2019

-

Thereafter

-

Total Minimum Lease Payments

$

186,766

Lease expense charged to operations was $71,168 and $165,401 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 12 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2015	2014	2015	2014

Loss before income taxes (numerator)	$(888,757)	$(139,678)	$(1,295,555)	$(129,081)
Net loss available to common stockholders (numerator)	(888,757)	(139,678)	(1,295,555)	(129,081)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,796,066	10,515,631	10,708,305	10,396,407

FUTURE HEALTHCARE OF AMERICA

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME/ (LOSS) PER SHARE - Continued

At September 30, 2015 and 2014, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, 0 and 2,000,000, respectively, greenshoe to purchase common stock of the Company at $0.25 per share and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 4,812,716 and 4,139,652, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015, an entity controlled by the CEO and shareholder of the Company used and paid $98,784 for the leased office space in Palm Beach, Florida. Additionally, the entity controlled by the CEO and shareholder paid for all expenses related to running the office.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report.

On October 6, 2015, the Company received written notice from F3 & Associates, Inc., a California corporation (“F3”), that F3 has elected to terminate the Merger and Share Exchange Agreement executed by the Company and F3 on September 4, 2015 (the “Merger Agreement”).  The notice of termination was given pursuant to Section 11.1 of the Merger Agreement, which gives to each party the right to terminate the Agreement without liability to the other party if closing of the transactions contemplated thereby has not occurred by September 30, 2015. The termination of the F3 Merger Agreement was disclosed in our Current Report on Form 8-K dated October 6, 2015, filed with the Securities and Exchange Commission on October 13, 2015.  Management will continue to work diligently to find acquisition candidates the fit within the direction of the Company, the industry and current customer demand.

On November 2, 2015, the company received a $40,000 check from F3 & Associates, Inc., for repayment of the outstanding Note Receivable.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the first nine months of 2015.

During the first nine months of 2015, FHA experienced a 1% decrease in revenue over the first nine months of 2014. This was driven by increases in our Billings, Montana location, off-set by the revenue decreases in Casper, Wyoming home health businesses.

In 2015, we have seen an increase in the census within the hospitals in our Billings, Montana location as well as the utilization of our staffing services in Billings.  During 2015, we have seen a significant decrease in the utilization of our private pay business in the Casper, Wyoming location. We have re-established our priorities and goals for this location for the remainder of 2015.  As for our operations, we anticipate the trends seen in the first nine months of 2015 to continue throughout 2015.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Termination of Merger Agreement

On October 6, 2015, the Company received written notice from F3 & Associates, Inc., a California corporation (“F3”), that F3 has elected to terminate the Merger and Share Exchange Agreement executed by the Company and F3 on September 4, 2015 (the “Merger Agreement”).  The notice of termination was given pursuant to Section 11.1 of the Merger Agreement, which gives to each party the right to terminate the Agreement without liability to the other party if closing of the transactions contemplated thereby has not occurred by September 30, 2015. The termination of the F3 Merger Agreement was disclosed in our Current Report on Form 8-K dated October 6, 2015, filed with the Securities and Exchange Commission on October 13, 2015.  Management will continue to work diligently to find acquisition candidates the fit within the direction of the Company, the industry and current customer demand.

Results of Operations

Nine Months Ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, FHA recorded revenues of $2,875,340, a 1% decrease over revenues of $2,894,224 for the same period in 2014.  The decrease for 2015 reflects a decrease in revenue for home healthcare services in the Casper, Wyoming location, with an off-set from an increase in revenue in the Billings, Montana location.

For the nine months ended September 30, 2015, cost of services totaled $1,987,266, a 7% decrease compared to $2,143,797 in the comparable period of 2014. This is a reflection of the costs associated with the change in the mix of revenue as well as the locations managing employment levels. FHA posted a gross profit of $888,074 during the first nine months of 2015, versus a gross profit of $750,427 for the first nine months of 2014, an increase of 18%.  The increase in gross margin was driven because revenue increased, and we were able to manage our employment levels.

FHA recorded total operating expenses of $1,090,610 during the first nine months of 2015, a 2% decrease as compared to operating expenses of $1,109,772 in the same period of 2014.  General and administrative expenses totaled $329,938 in the first nine months of 2015 versus $412,042 in the first nine months of 2014, a decrease of 20%, due to a decrease in rent and office supplies.  Consulting fees increased from $183,722 to $198,191 when comparing the first nine months of 2014 versus 2015.  The increase was driven by consulting fees incurred as the company continued to search for growth opportunities through potential acquisition strategies. Salaries, wages and related expenses decreased to $458,951 in the first nine months of 2015 from $466,823 in 2014, a decrease of 2% due to a reduction in personnel.  Selling expenses in the first nine months of 2015 were $103,530 versus $47,185 in the comparable period of 2014 driven by increased investor relations services.

For the first nine months of 2015, other expense included a $652,413 for recognition of a loss on the derivative liability and interest expense of $364,994 for the accretion of the discount on the note payable as well as $75,750 of interest expense on the note payable.

For the first nine months of 2014, other expense included a $560,501 for recognition of a gain on the derivative liability and interest expense of $288,844 for the accretion of the discount on the note payable as well as $61,788 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $1,295,555 for the first nine months of 2015.  This represents a $1,166,474 increase from our net loss of $129,081 in the first nine months of 2014, driven by non-cash expense for loss on derivative liability and accretion of the discount on the note payable.

Three Months Ended September 30, 2015 and 2014.

During the three months ended September 30, 2015, FHA recorded revenues of $973,647, a 5% decrease over revenues of $1,029,606 for the same period in 2014.  The decrease reflects a decrease in revenue driven by a decrease in our home healthcare business in Casper, Wyoming off-set by staffing services in Billings, Montana.

For the quarter ended September 30, 2015, cost of services totaled $648,954, a 12% decrease as compared to $738,842 in the comparable period of 2014. This is a reflection our focus to obtain more profitable business in Casper, Wyoming with a shift in the revenue mix to the higher margin business, thus resulting in FHA posting a gross profit of $324,693 during the third quarter 2015, versus a gross profit of $290,764 for the third quarter of 2014, an increase of 12%.

FHA recorded total operating expenses of $386,889 during the third quarter of 2015, a 7% increase as compared to operating expenses of $360,441 in the same period of 2014.  General and administrative expenses totaled $121,967 in the third quarter 2015 versus $146,935 in the third quarter 2014, a decrease of 17%, due to a decrease in rent expense.  Consulting fees increased to $51,612 from $45,395 when comparing the third quarter of 2015 versus 2014.  The increase was driven by consulting fees incurred by the Company for training purposes. Salaries, wages and related expenses increased to $175,034 in the third quarter of 2015 from $153,076 in 2014, an increase of 14% due to an increase in personnel.  Selling expenses in the third quarter of 2015 were $38,276 versus $15,035 in the comparable quarter of 2014, driven by investor relations services.

Other expense included $801,355 for recognition of a loss on the derivative liability and $25,250 of interest expense on the note payable for the third quarter of 2015.

FHA’s net loss available to common shareholders was $888,757 for the third quarter of 2015.  This represents a $749,079 increase from our net loss of $139,678 in the third quarter of 2014, driven by non-cash expense for the loss on the derivative liability.

Liquidity and Capital Resources.

Cash on hand was $547,449 at September 30, 2015, a decrease of $245,744 from the $793,193 on hand at December 31, 2014.  Cash used in operations for the nine months ended September 30, 2015, was $205,744 versus cash used by operation of $264,119 for the nine months ended September 30, 2014.  The decrease is a result of the changes in operations made in our Casper location to drive higher margins.  The Company continues to implement changes in the Casper location to assist in correcting the operation results experienced over the past three quarters.

Cash used in investing activities reflects a $40,000 note extended to F3 & Associates Inc. during the third quarter of 2015, due October 31, 2015.

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

As of September 30, 2015, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2015, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	11/5/15	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/5/15	/s/ John Busshaus
John Busshaus
Chief Financial Officer