Form 10-K
period 2015-12-31
Future Healthcare of America
filed 2016-03-11
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,520,286, based on the closing bid price of the registrant’s common stock on June 30, 2015.

As of March 7, 2016, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Our corporate offices consist of approximately 3,000 square feet of office space located at 5001 Baum Blvd, Suite 770, Pittsburgh, PAL 15213.  Our telephone number is (412) 621-0902.  We also maintain offices in Casper, Wyoming, and Billings, Montana.

BUSINESS

Based in Casper, Wyoming, and Billings, Montana, FHS’s wholly-owned operating subsidiary, Interim, is an independent franchisee of Interim HealthCare that has been serving its community for over 20 years and is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

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

Employees

FHA and FHS do not conduct any material operations of their own.  Our operations are conducted through our wholly-owned subsidiary, Interim.  We currently have a total of 150 employees, of which 45 are full-time employees.   There are no employees that are represented by employee union(s).  Interim believes its relations with all of its employees are good.

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

FHA's net loss available to common stockholders was $255,290, or $0.03 per share and $1,060,563, or $0.10 per share, for the years ended December 31, 2015 and 2014, respectively.  Because we need to cover incremental costs for increased billing code requirements, we expect to incur increasing expenses, and as a result, we will need to generate additional revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

Item 2.  Properties.

FHA’s corporate offices are located at 5001 Baum Blvd, Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,000 square feet of space.  FHA also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,892 and $1,475 per month, respectively.  The Casper lease ends June 2018, and the Billings lease ends February 28, 2017.

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

Item 4.  Mine Safety Disclosures

None; not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 7, 2016, 11,265,631 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTCQB on that date was $0.11 per share.  We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares began are as follows:

Fiscal Years 2014 and 2015	Low	High
January 1, 2014 through March 31, 2014	$0.1701	$0.1004
April 1, 2014 through June 30, 2014	$0.131	$0.061
July 1, 2014 through September 30, 2014	$0.07	$0.0505
October 1, 2014 through December 31, 2014	$0.16	$0.0205
January 1, 2015 through March 31, 2015	$0.08	$0.15
April 1, 2015 through June 30, 2015	$0.0736	$0.2051
July 1, 2015 through September 30, 2015	$0.1801	$0.46
October 1, 2015 through December 31, 2015	$0.09	$0.40

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2015:

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2015 that have not already been reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we continue to take steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service, while down during 2015, continued to provide a consistent stream of revenue through 2015, while our staffing business saw growth in 2015.  We experienced a decline in revenue in our home healthcare business in both Billings, Montana and Casper, Wyoming.  We continued to see downward pressure on reimbursement rates throughout 2015, and competition continues to increase from small startup healthcare agencies and providers.

In 2016, we are approaching our healthcare business by re-evaluating each payer source, competition and focusing on marketing our services.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a similar level in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be the revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe we have positioned our business to handle the fluctuations of the staffing business that we can encounter, and we will continue to look to obtain additional business that can deliver higher gross margins during 2016.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $20,200 and $20,200 at December 31, 2015 and 2014, respectively.

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

Results of Operations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Fiscal year ended December 31, 2015 compared to fiscal year ended December 31, 2014:

During 2015, FHA recorded revenues of $4,004,386, a 5% increase over revenues of $3,818,829 for the same period in 2014. The increase for 2015 reflects an increase in revenue driven from our staffing business.

In 2015, cost of services totaled $2,734,041, a 3% decrease as compared to $2,831,576 in 2014. This is a reflection of the decreased in wages within our Casper, Wyoming location as a result of increased utilization of personnel. FHA posted a gross profit of $1,270,345 during 2015, versus a gross profit of $987,253 for 2014, an increase of 29%.

FHA recorded total operating expenses of $1,431,335 during 2015, a 6% decrease as compared to operating expenses of $1,520,836 in the same period of 2014.  The decrease is principally due to the decrease in rent expense during 2015.  General and administrative expenses totaled $665,117 in 2015 versus $743,624 in 2014, a decrease of 11%, due to a decrease in rent expense. Salaries, wages and related expenses increased to $638,112 in 2015 from $616,243 in 2014, due to increased wages paid to management personnel during 2015.  Selling expenses in 2015 were $138,106 versus $81,160 in 2014 due to increase cost for investor relation services.

FHA’s net loss available to common shareholders was $249,319 in 2015.  This represents a $1,312,691 decrease from our net loss of $1,562,010 in 2014. The decrease is driven by the recording interest expense for the accretion on the note payable and accrued interest totaling $641,255 and a valuation allowance against deferred tax asset of $498,834 in 2014.

Liquidity and Capital Resources.

2015 compared to 2014

Cash on hand was $481,115 at December 31, 2015, a decrease of $312,078 over the $793,193 on hand at December 31, 2014. Cash used by operations for 2015, was $312,078, an increase of $31,585 over the $280,493 cash used by operations for 2014. This increase in cash used by operations was driven from our operating results coupled with a larger accounts receivable balance at year end 2015 compared to 2014.

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

Item 8.  Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2015.

Date:	3/11/16	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/11/16	By:	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Palm Beach, Florida

March 10, 2016

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Palm Beach, Florida 33480

We have audited the accompanying consolidated balance sheets of Future Healthcare of America and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the years ended December 31, 2015 and 2014.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended December 31, 2015 and 2014.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Future Healthcare of America and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Gregory & Associates, LLC

March 10, 2016

Salt Lake City, Utah

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015		December 31, 2014
CURRENT ASSETS:
Cash	$ 481,115		$ 793,193
Accounts receivable	584,487	[1]	355,223	[1]
Prepaid expenses	41,358		64,853
Deferred tax asset, net	-		-
Total current assets	1,106,960		1,213,269

Property and equipment, net	36		101
Goodwill	-		-
Deposit	14,112		28,224
Deferred tax asset, net	-		-
Total assets	$ 1,121,108		$ 1,241,594

CURRENT LIABILITIES:
Accounts payable	65,669		50,963
Accrued expenses	246,026		151,090
Derivative liability	263,532		641,010
Deferred revenue	-		10,351
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $364,994, respectively	1,010,000		645,006
Total current liabilities	1,585,227		1,498,420

Total liabilities	1,585,227		1,498,420

STOCKHOLDERS' EQUITY
Common stock	11,266		10,616
Additional paid-in capital	1,313,160		1,271,784
Retained Earnings (accumulated deficit)	(1,788,545)		(1,539,226)
Total stockholders' equity	(464,119)		(256,826)
Total liabilities and stockholders' equity	$ 1,121,108		$ 1,241,594

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2015	December 31, 2014
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	10,615,631

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2015	December 31, 2014

Revenue	$ 4,004,386	$ 3,818,829
Cost of Revenue	2,734,041	2,831,576
Gross Profit	1,270,345	987,253

OPERATING EXPENSES

Selling expenses	138,106	81,160
General and administrative	655,117	743,624
Salaries, wages and related expenses	638,112	616,243
Impairment of goodwill	-	79,809
Total Operating Expenses	1,431,335	1,520,836
Net Loss from operation	(160,990)	(533,583)

OTHER INCOME (EXPENSE):

Interest income	186	170
Gain (loss) on derivative instrument	377,478	91,232
Interest expense	(465,994)	(641,255)
Other income (expense)	1	20,260
Total Other Income (Expense)	(88,329)	(529,593)
Income (loss) from operations before tax	(249,319)	(1,063,176)

Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Expense (Benefit)	-	498,834
Net Income (Loss)	$ (249,319)	$ (1,562,010)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$ (0.02)	$ (0.15)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,848,782	10,426,458

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at December 31, 2013	10,163,249	$10,163	$1,220,123	$22,784

Issuance of common stock	452,382	453	51,661	-

Net loss for the year ended December 31, 2014	-	-	-	(1,562,010)

Balance at December 31, 2014	10,615,631	$10,616	$1,271,784	$(1,539,226)

Issuance of common stock	650,000	650	41,376	-

Net loss for the year ended December 31, 2015	-	-	-	(249,319)

Balance at December 31, 2015	11,265,631	$11,266	$1,313,160	$(1,788,545)

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2015	December 31, 2014

Cash Flows from Operating Activities
Net income (loss)	$ (249,319)	$ (1,562,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for interest payment	35,026	45,113
Stock issued to consultant	7,000	7,000
Impairment of goodwill	-	79,809
Accretion on discount	364,994	554,227
Loss (Gain) on derivative instruments	(377,478)	(91,232)
Depreciation and amortization expense	65	87
Deferred Tax Benefit	-	498,834
Change in assets and liabilities:
Accounts receivable	(214,251)	237,970
Prepaid expenses	37,608	(34,582)
Accounts payable	14,706	(23,371)
Accrued expense	94,936	(4,409)
Deferred revenue	(25,365)	12,071
Net Cash Provided by (Used in) Operating Activities	(312,078)	(280,493)

Cash Flows from Investing Activities:
Issuance of Note Receivable	(40,000)	-
Repayment of Note Receivable	40,000
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of convertible note payable	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net Increase (Decrease) in Cash	(312,078)	(280,493)
Cash at Beginning of Period	793,193	1,073,686
Cash at End of Period	$ 481,115	$ 793,193
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Years Ended
	December 31,
NON-CASH EXPENDITURES	2015	2014
Amortization of discount on note payable	364,994	554,227
Depreciation expense	65	87
Interest expense to be paid with stock	35,026	45,113
Change in FMV of derivative liability	(377,478)	(91,232)
Deferred tax expense (benefit)	-	498,834
Expenditures paid with issuance of common stock	7,000	7,000
Total non-cash expenditures	29,607	1,014,029

The accompanying notes are an integral part of these financial statements.

27

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

Consolidation - The financial statements presented reflect the accounts of FHA, FHS and Interim.  All inter-company transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2015, the Company had $57,763 cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2015 and 2014, the Company has an allowance for doubtful accounts of $20,200 and $20,200, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2015 and 2014, the Company adjusted the allowance for bad debt by $0.

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

Loss Per Share – The Company computes loss per share in accordance with FASB ASC Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 11).

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 9).

Advertising Costs – Advertising costs are expensed as incurred and amounted to $42,550 and $32,628 for the periods ending December 31, 2015 and 2014, respectively.

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

Recently Enacted Accounting Standards - In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our consolidated financial statements.

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017; early adoption is permitted and we are evaluating whether we will early adopt. The amended standard may be adopted on either a prospective or retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

In February 2016, the FASB issued changes to the accounting for leases that primarily affect presentation and disclosure requirements. The new standard will require the recognition of a right to use asset and underlying lease liability for operating leases with an initial life in excess of one year. This standard is effective for us beginning in the first quarter of 2019. We have not yet determined the impact of the new standard on our consolidated financial statements.

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

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2015	December 31, 2014

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,348)	(36,283)
Property & equipment, net		$36	$101

Depreciation expense for the periods ended December 31, 2015 and 2014 was $65 and $87, respectively.

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

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of September 30, 2015, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of December, 31, 2015, the Company had accrued interest payable on the debenture of $132,802.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of December 31, 2015, the fair value of warrants based on the following assumptions (Life 1.69 years, risk free interest rate 1.1%, volatility of 248%; stock price of $.11 and exercise price of $.50) was $263,532, resulting in the recording of a gain totaling $377,478 during 2015.

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

Level 2

Level 3

As of December 31, 2014

  Derivative liability - Registration rights of

     Debenture and warrants

-

-

(263,532)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of December 31, 2015, 11,265,631 shares were issued and outstanding.

On January 7, 2015, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On September 10, 2015, the Company issued 600,000 common shares in payment of $35,026 of accrued interest.

On February 4, 2014, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On February 18, 2014, the Company issued 226,485 common shares in payment of $24,914 of accrued interest.

On April 22, 2014, the Company issued 175,897 common shares in payment of $20,200 of accrued interest.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants and greenshoe granted is presented below for the twelve months ended:

	December 31, 2015		December 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	5,030,000	$0.40
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(2,000,000)	0.25
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2015 and 2014, the total of all deferred tax assets was $1,147,971 and $708,546, respectively, and the total of the deferred liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. . Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $1,147,571 and $708,549 for the years ended December 31, 2015 and 2014.  The change in the valuation allowance for the year ended December 31, 2015 and 2014 was $439,022 and $715,867, respectively.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2015 and 2014 consist of the following:

	For the Years Ended
	December 31,
	2015	2014
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Depreciation	(8)	(104)
Goodwill – Impaired	-	(28,913)
Goodwill	46,383	46,383
Valuation Allowance	439,022	715,867
Net operating loss carryforward	(485,397)	(234,399)
Subtotal deferred tax expense/(benefit)	-	498,834
Income tax expense/(benefit)	$-	$498,834

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES – continued

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2015	2014

Computed tax at the expected statutory rate	$(84,768)	$(417,257)
State and local income taxes, net of federal	(26,994)	(27,337)
Other non-deductible expenses	(327,865)	227,821
Return to accrual adjustment	605	(260)
Valuation Allowance	439,022	715,867
Income tax expense/(benefit)	$-	$498,834

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$7,318	$7,318
Bonus accrual	-	-
Vacation accrual	(7,318)	(7,318)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Goodwill - impaired	695,744	695,744
Goodwill – tax amortization	(437,930)	(391,547)
Depreciation	112	104
Net operating loss carryforward	889,645	404,248
Valuation allowance	(1,147,571)	(708,549)
Total long-term deferred tax assets (liabilities)	$-	$-
Net term deferred tax assets (liabilities)	$-	$-

At December 31, 2015, the company has loss carryforwards of approximately $2,455,717 that expire in various years through 2034.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2011 for U.S. federal and U.S. states tax returns.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for $1,490 a month through February 2017. The Company also leases office space in Palm Beach, Florida for $14,112 a month through July 2015. During 2015, $98,784 of the lease was paid and used by an entity controlled by the CEO and shareholder of the Company.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2015 are as follows:

Year ending December 31:	Lease Payments
2016	76,584
2017	61,684
2018	29,352
2019	-
Thereafter	-
Total Minimum Lease Payment	$167,620

Lease expense charged to operations was $72,992 and $184,420 for the periods ended December 31, 2015 and 2014, respectively.

NOTE 11 –LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2015	December 31, 2014

Income (loss) from continuing operations available to common stockholders (numerator)	$(249,319)	$(1,562,010)
Income (loss) available to common stockholders (numerator)	(249,319)	(1,562,010)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	10,848,782	10,426,458

At December 31, 2015 and 2014, the Company had 3,030,000 and 3,030,000, respectively warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 5,067,766 and 4,997,045, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - CONCENTRATION OF REVENUES

For 2015 and 2014, Medicare and Medicaid reimbursement was 41% and 40% of revenue, respectively.

The following is a break out of revenue by major customer:

	2015	2014
Medicare	$ 842,273	$ 661,561
Medicaid	787,832	872,215
All Other	2,374,281	2,285,053
Total Sales	$ 4,004,386	$ 3,818,829

NOTE 13 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, an entity controlled by the CEO and shareholder of the Company used and paid $98,784 of the leased office space in Palm Beach, Florida.

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2015 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 7, 2016, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve FHA :

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	47	Chief Executive Officer and Chairman of the Board	2012
John Busshaus	52	Chief Financial Officer	2012
Denis Yevstifeyev	34	Director	2012
Douglas Polinsky	56	Director	2012
J. Gregory Smith	46	Director	2012

Christopher Spencer has served as our Chief Executive Officer, President and as a director of FHA since its inception on June 22, 2012.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the home healthcare industry.  From 1996 to present, Mr. Spencer founded FAB Universal Corp., an issuer with securities registered under Section 12 of the Exchange Act, and currently serves as Chief Executive Officer and director.  Mr. Spencer also served as a member of the Board of Directors for Q2Power Technologies Inc., a Delaware corporation formerly known as “Anpath Group Inc.,” from February, 2013, through November, 2015. Q2Power Technonolgies, Inc., has securities registered under Section 12 of the Exchange Act.    From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

John Busshaus has served as our Chief Financial Officer of FHA since its inception on June 22, 2012.  Mr. Busshaus has been responsible for our overall accounting and financial reporting functions since joining FAB Universal, an issuer with securities registered under Section 12 of the Exchange Act, in April 2006 and currently serves as Chief Financial officer for FAB Universal Corp. From 2004 to 2006, Mr. Busshaus was an independent business consultant.  Mr. Busshaus’ efforts were assisting organizations with the implementation of Sarbanes Oxley, filing of SEC reports, and taking a company through an IPO.  Mr. Busshaus worked for Talanga International from 2001 to 2004, where he was the Chief Financial Officer for the company.  From 1999 to 2000, Mr. Busshaus worked for Mellon Bank as Controller and Vice President, and was responsible for strategic planning and managing the annual and monthly budgeting within Global Security Services.  From 1994 to 1998,

Mr. Busshaus worked for PepsiCo as Senior Business Planner, and was responsible for annual and quarterly budgets planning, as well as weekly, monthly and quarterly reporting of results.  As a member of management, Mr. Busshaus' efforts contributed to the revenue growth and market share increases in a market that was categorized as saturated.

Douglas Polinsky has served as a Director of FHA since its inception on June, 2012.  Mr. Polinsky currently serves as a director for FAB Universal Corp. and Liberated Syndication Inc., a subsidiary of FAB Universal Corp.  Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital formation and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has served as a Director of FHA since its inception on June, 2012.  Mr. Smith currently serves as a director for FAB Universal Corp. and Liberated Syndication Inc., a subsidiary of FAB Universal Corp.  Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of FHA since its inception on June, 2012.  Mr. Yevstifeyev currently serves as a director for FAB Universal Corp. and Liberated Syndication Inc., a subsidiary of FAB Universal Corp.  From 2009 to 2012, and from 2015 to present, Mr. Yevstifeyev served as the Director of Financial Planning & Analysis for Education Management Corporation.  From 2012 to 2015, Mr. Yevstifeyev owned and operated his commercial printing company.  From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2015 and on representations that no other reports were required, we believe that during the 2015 fiscal year all applicable Section 16(a) filing requirements were met.

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2015, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2015, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

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

Our performance for fiscal 2015 was on targeted levels.

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

In 2015, our named executives’ annual salaries were $50,000.  There was no increase in salary during 2015.

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

In fiscal year 2015, discretionary bonuses were not awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2015.

Long-Term Incentive Compensation.   In 2015, we did not have any such compensation plan.

In fiscal 2015, we plan to execute a long-term incentive design that will utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2015, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of FHA’s Chief Executive Officer during fiscal 2015, and the other persons who served as executive officers during fiscal 2015. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2015.

SUMMARY COMPENSATION TABLE – FISCAL 2015

Name and principal position	Year	Salary(4) ($)	Bonus(1) ($)	Stock(2) awards ($)	Option(3) awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chris Spencer – CEO	2015	50,000	0	0	0	0	0	0	50,000
	2014	50,000	0	0	0	0	0	0	50,000
	2013	50,000	33,000	0	0	0	0	0	83,000

John Busshaus – CFO	2015	50,000	0	0	0	0	0	0	50,000
	2014	50,000	0	0	0	0	0	0	50,000
	2013	50,000	33,000	0	0	0	0	0	83,000

(1)	The bonuses shown in this column represent discretionary bonuses.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2015 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

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

Grants of Plan-Based Awards for 2015

There were no plan-based equity awards made to our executive officers during fiscal 2015.

Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2015 option exercises and restricted stock that vested during fiscal 2015 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2015

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

Other Potential Post-Employment Payments

As of December 31, 2015, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2015, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2015, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2015, we did not pay our non-employee directors a cash retainer. In 2016, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2015. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2015.

DIRECTOR COMPENSATION TABLE – FISCAL 2015

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	0	0	0	0	0	0	0
J. Gregory Smith	0	0	0	0	0	0	0
Denis Yevstifeyev	0	0	0	0	0	0	0

As of December 31, 2015, there were no stock options outstanding that were granted to the outside directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 7, 2016 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 7, 2016 there were 11,265,631 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
5% Stockholders:
Christopher Spencer, Chief Executive Officer	1,000,000	8.9%

Directors:
Douglas Polinsky	112,500	1.0%
J. Gregory Smith	112,500	1.0%
Denis Yevstifeyev	112,500	1.0%

Executive Officers:
John L. Busshaus, Chief Financial Officer	359,426	3.2%
All directors and executive officers as a group (5 Persons)	1,696,926	15.1%
(1)	The address of each director and officer is c/o Future Healthcare of America, 5001 Baum Blvd, Suite 770, Pittsburgh, Pennsylvania, 15213.
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 7, 2016, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 7, 2016.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the year ended December 31, 2015, an entity controlled by the CEO and shareholder of the Company used and paid $98,784 of the leased office space in Palm Beach, Florida. Future Healthcare of America leased this space in Palm Beach, Florida through July 2015, and has move its corporate offices to Pittsburgh, Pennsylvania.

During the fiscal year ended December 31, 2015, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to FHA by its principal auditor during the calendar years ended December 31, 2015 and 2014:

Fee category	2015	2014
Audit Fees (1)	$51,500	$51,500
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$51,500	$51,500

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Future Healthcare of America and subsidiaries as of December 31, 2015 and 2014

Consolidated Statements of Operations of Future Healthcare of America and subsidiaries for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders' Equity of Future Healthcare of America and subsidiaries for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows of Future Healthcare of America and subsidiaries for the years ended December 31, 2015 and 2014

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

FUTURE HEALTHCARE OF AMERICA

Date:	3/11/16	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/11/16	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/11/16	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/11/16	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/11/16	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/11/16	/s/ Douglas Polinsky
Douglas Polinsky
Director