Form 10-Q
period 2016-03-31
Future Healthcare of America
filed 2016-05-02
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘‘large accelerated filer”, “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 29, 2016, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
CURRENT ASSETS:
Cash	$ 434,173	$ 481,115
Accounts receivable	520,481	584,487
Prepaid expenses	65,339	41,358
Total current assets	1,019,993	1,106,960

Property and equipment, net	19	36
Deposit	14,112	14,112
Deferred tax asset, net	-	-
Total assets	$ 1,034,124	$ 1,121,108

CURRENT LIABILITIES:
Accounts payable	60,986	65,669
Accrued expenses	235,029	246,026
Derivative liability	175,285	263,532
Deferred revenue	-	-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $0, respectively	1,010,000	1,010,000
Total current liabilities	1,481,300	1,585,227

Total liabilities	1,481,300	1,585,227

STOCKHOLDERS' (DEFICIT)
Common stock	11,266	11,266
Additional paid-in capital	1,313,160	1,313,160
Accumulated (deficit)	(1,771,602)	(1,788,545)
Total stockholders' (deficit)	(447,176)	(464,119)
Total liabilities and stockholders' deficit	$ 1,034,124	$ 1,121,108

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2016	December 31, 2015
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2016	March 31, 2015

REVENUE
Total Revenue	$1,058,576	$929,921

COST OF SERVICES
Total Cost of Services	767,290	664,768

Gross Profit	291,286	265,153

OPERATING EXPENSES
Selling expenses	16,297	47,752
General and administrative	99,611	101,340
Salaries, wages and related expenses	171,283	147,416
Consulting fees	50,243	80,329
Total Operating Expenses	337,434	376,837
LOSS FROM OPERATIONS	(46,148)	(111,684)

OTHER INCOME (EXPENSE):
Interest income	95	45
Interest expense	(25,250)	(385,194)
Gain on Derivative	88,247	247,149

Total Other Income	63,092	(138,000)
INCOME (LOSS) BEFORE INCOME TAXES	16,944	(249,684)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$16,944	$(249,684)

BASIC INCOME (LOSS) PER COMMON SHARE	0.002	(0.02)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	10,661,742
DILUTED INCOME (LOSS) PER COMMON SHARE	0.002	(0.02)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	10,661,742

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2016	March 31, 2015

Cash Flows from Operating Activities
Net income (loss)	$16,944	$(249,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest to be paid with stock	25,250	20,200
Stock issued to consultants	-	7,000
Depreciation and amortization expense	16	16
Accretion on discount	-	364,994
Gain on derivative instruments	(88,247)	(247,149)
Change in assets and liabilities:
Accounts receivable	61,845	(96,511)
Prepaid expenses	(23,982)	(5,984)
Accounts payable	(4,682)	4,122
Accrued expense	(36,247)	50,154
Deferred revenue	2,161	4,767
Net Cash Provided/(Used) by Operating Activities	(46,942)	(148,075)

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-

Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(46,942)	(148,075)
Cash at Beginning of Period	481,115	793,193
Cash at End of Period	$434,173	$645,118

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Three Months Ended
	March 31,
NON-CASH EXPENDITURES	2016	2015
Amortization of discount on note payable	-	364,994
Depreciation expense	16	16
Interest expense to be paid with stock	25,250	20,200
Change in FMV of derivative liability	(88,247)	(247,149)
Expenditures paid with issuance of common stock	-	7,000
Total non-cash expenditures	(62,981)	145,061

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2016, the Company had $41,381 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2016 and 2015, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2016 and 2015, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $9,923 and $12,625 for the periods ending March 31, 2016 and 2015, respectively.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2016	December 31, 2015

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,365)	(36,348)
Property & equipment, net		$19	$36

Depreciation expense for the periods ended March 31, 2016 and 2015 was $16 and $16, respectively.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of March 31, 2016, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of March, 31, 2016, the Company had accrued interest payable on the debenture of $158,052.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 9, 2015 and March 31, 2015, the fair value of the unregistered conversion feature of the Note Payable based on the following assumptions (Life 0, risk-free interest rate 0, volatility of 0, and stock price of $.15 and conversion price of $.25) was $0, resulting in the recording of a gain totaling $311,244. As of March 31, 2016, the fair value of the warrants based on the following assumptions (Life 1.44years, risk free interest rate 0.59%, volatility of 253.68%, stock price of $.08 and exercise price of $.50) was $175,286, and a gain totaling $88,247 was recorded for the three months ended March 31, 2016.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of March 31, 2016:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(175,286)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of March 31, 2016, 11,265,631 shares were issued and outstanding.

On January 7, 2015, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

NOTE 8 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

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

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,200,000 as of March 31, 2016, with an offsetting valuation allowance of the same amount.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,490 a month through February 2017.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2016 are as follows:

Twelve months ending March 31

 Lease Payments

2017

75,094

2018

58,704

2019

14,676

2020

-

Thereafter

-

Total Minimum Lease Payments

$

148,474

Lease expense charged to operations was $19,146 and $19,018 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 11 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months
	March 31
	2016	2015
Income/(Loss) from continuing operations available to common stockholders (numerator)	$16,944	$(249,684)
Income/(Loss) available to common stockholders (numerator)	16,944	(249,684)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	10,661,742

At March 31, 2016 and 2015, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 5,416,283 and 4,763,833, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

Business Highlights

Based in Casper, Wyoming, and Billings, Montana, FHA’s subsidiary, Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim”), is an independent franchisee of Interim HealthCare that has been serving its community for 18 years and is providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the first quarter of 2016.

During the first quarter of 2016, FHA experienced a 14% increase in revenue over the first quarter of 2015.  This was driven by an increase in our Casper, Wyoming home health businesses as well as an increase in our staffing business in Billings, Montana.

In 2016, we have seen an increase in the census within the hospitals in our Casper location as well as the utilization of our staffing services in Billings.  During the first quarter of 2016, we have seen a significant increase in the utilization of our Medicare business in the Casper, Wyoming location. As for our operations, we anticipate the trends seen in the first quarter of 2016 not to continue into the second quarter of 2016.  We anticipate a slowing of the use of our staffing services.  We also anticipate a slowing of the utilization of our home healthcare business in Casper. As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Staffing

Interim offices provide nurses, nurse aides and management services to hospitals, prisons, schools, corporations and other health care facilities.  Interim’s success is based on our ability to recruit the best health care professionals and the responsiveness of our local managers to fill the needs of our clients in a timely manner.   Additionally, we work with our clients should they decide they would like to hire our service professionals on a full time basis.  Another key to our success is the personal relationship that our management and sales team build with each of our existing and new clients.  As noted previously, in order to reduce turnover of our service team by providing as many hours as possible, similar to the hours of a full-time employee, we utilize the same service team members across all payer sources.

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

During the three months ended March 31, 2016, FHA recorded revenues of $1,058,576, a 14% increase over revenues of $929,921 for the same period in 2015.  The increase for 2016 was driven by an increase in the use of our home healthcare services in Casper, Wyoming and our staffing services in Billings, Montana, off-set by a decrease in our home healthcare services in Billings.   This increase was driven by increases in our Medicare and private pay business. This increase was offset by a decrease in revenue from the Billings, Montana location’s home healthcare business.

For the quarter ended March 31, 2016, cost of services totaled $767,290, a 15% increase as compared to $664,768 in the comparable period of 2015. This is a reflection of the costs associated with the increase in revenue as well as a decrease in utilization rates because of new staff hiring and training. FHA posted a gross profit of $291,286 during the first quarter 2016, versus a gross profit of $265,153 for the first quarter of 2015, an increase of 10%.

FHA recorded total operating expenses of $337,434 during the first quarter of 2016, a 10% decrease as compared to operating expenses of $376,837 in the same period of 2015.  General and administrative expenses totaled $99,611 in the first quarter 2016 versus $101,340 in the first quarter 2015, a decrease of 2%, due to a decrease in cost for in-touch systems.  Consulting fees decreased from $80,329 to $50,243 when comparing the first quarter of 2015 versus 2016. The decrease was driven by a reliance on consultants to assist in the growth of the organization through expansion in 2015. Salaries, wages and related expenses increased to $171,283 in the first quarter of 2016 from $147,416 in 2015, an increase of 16%.  This increase was driven by an increase in personnel in our Casper location in the first quarter. Selling expenses in the first quarter of 2016 were $16,297 versus $47,752 in the comparable quarter of 2015, driven by spending for investor relation services in 2015 that was not replicated in the 2016 period.

FHA’s net income was $16,944 for the first quarter of 2016.  This represents a $266,628 increase from our net loss of $249,684 in the first quarter of 2015. A portion of this change was due the recording of $88,247 gain on the derivative instruments, off-set by the interest accrual of $25,250 on the note payable in the first quarter of 2016, as compared to $385,194 in the 2015 period.

Liquidity and Capital Resources.

Cash on hand was $434,173 at March 31, 2016, a decrease of $46,942 from the $481,115 on hand at December 31, 2015. Cash used in operations for the three months ended March 31, 2016, was $46,942, versus cash used in operation of $148,075 for the three months ended March 31, 2015.  The increase is a result of the first quarter increased profitability of operations in our Casper and Billings locations.

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

As of March 31, 2016, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended March 31, 2016, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE HEALTHCARE OF AMERICA

Date:	5/2/16	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	5/2/16	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	5/2/16	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	5/2/16	/s/ Douglas Polinsky
Douglas Polinsky
Director

Date:	5/2/16	/s/ J. Gregory Smith
J. Gregory Smith
Director