Form 10-Q
period 2016-06-30
Future Healthcare of America
filed 2016-08-05
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
CURRENT ASSETS:
Cash	$ 507,847	$ 481,115
Accounts receivable	430,316	584,487
Prepaid expenses	60,244	41,358
Total current assets	998,407	1,106,960

Property and equipment, net	3	36
Deposit	-	14,112
Deferred tax asset, net	-	-
Total assets	$ 998,410	$ 1,121,108

CURRENT LIABILITIES:
Accounts payable	87,596	65,669
Accrued expenses	274,035	246,026
Derivative liability	117,553	263,532
Deferred revenue	5,578	-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $0, respectively	1,010,000	1,010,000
Total current liabilities	1,494,762	1,585,227

Total liabilities	1,494,762	1,585,227

STOCKHOLDERS' (DEFICIT)
Common stock	11,266	11,266
Additional paid-in capital	1,313,160	1,313,160
Accumulated (deficit)	(1,820,778)	(1,788,545)
Total stockholders' (deficit)	(496,352)	(464,119)
Total liabilities and stockholders' deficit	$ 998,410	$ 1,121,108

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2016	December 31, 2015
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE
Total Revenue	1,010,981	971,772	2,069,557	1,901,693

COST OF SERVICES
Total Cost of Services	769,757	673,544	1,537,047	1,338,312

Gross Profit	241,224	298,228	532,510	563,381
OPERATING EXPENSES
Selling expenses	16,364	17,502	32,661	65,254
General and administrative	101,196	106,631	200,807	207,971
Salaries, wages and related expenses	175,812	136,501	347,095	283,917
Professional and consulting fees	29,617	66,250	79,860	146,579
Total Operating Expenses	322,989	326,884	660,423	703,721
LOSS FROM OPERATIONS	(81,765)	(28,656)	(127,913)	(140,340)

OTHER INCOME (EXPENSE):
Interest income	107	49	202	94
Gain/(loss) on derivative	57,732	(98,207)	145,979	148,942
Interest expense	(25,250)	(30,300)	(50,500)	(415,494)
Other income (expense)	-	-	-	-
Total Other Income (Expense)	32,589	(128,458)	95,681	(266,458)
INCOME (LOSS) BEFORE INCOME TAXES	(49,176)	(157,114)	(32,232)	(406,798)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(49,176)	(157,114)	(32,232)	(406,798)

BASIC INCOME PER COMMON SHARE	(0.004)	(0.01)	(0.003)	(0.04)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	10,665,631	11,265,631	10,663,697
DILUTED INCOME PER COMMON SHARE -	(0.004)	(0.01)	(0.003)	(0.04)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	10,665,631	11,265,631	10,663,697

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2016	June 30, 2015

Cash Flows from Operating Activities
Net income	$(32,232)	$(406,798)
Adjustments to reconcile net income to net cash used by operating activities:
Interest to be paid with stock	50,500	50,500
Stock issued to consultants	-	7,000
Depreciation and amortization expense	33	33
Accretion on discount	-	364,994
Gain on derivative instruments	(145,979)	(148,942)
Change in assets and liabilities:
Accounts receivable	139,157	(119,677)
Prepaid expenses	(4,774)	(1,600)
Accounts payable	21,927	14,953
Accrued expense	(22,491)	25,346
Deferred revenue	20,591	13,016
Net Cash Provided/(Used) by Operating Activities	26,732	(201,175)

Cash Flows from Investing Activities:
Purchase of property & equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal	-	-
Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	26,732	(201,175)
Cash at Beginning of Period	481,115	793,193
Cash at End of Period	$507,847	$592,018

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Six Months Ended
	June 30,
NON-CASH EXPENDITURES	2016	2015
Amortization of discount on note payable	-	364,994
Depreciation expense	33	33
Interest expense to be paid with stock	50,500	50,500
Change in FMV of derivative liability	(145,979)	(148,942)
Expenditures paid with issuance of common stock	-	7,000
Total non-cash expenditures	(95,446)	273,585

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At June 30, 2016, the Company had $127,809 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2016 and 2015, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2016 and 2015, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $20,281 and $23,618 for the periods ending June 30, 2016 and 2015, respectively.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2016	December 31, 2015

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,381)	(36,348)
Property & equipment, net		$3	$36

Depreciation expense for the periods ended June 30, 2016 and 2015 was $33 and $33, respectively.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of June 30, 2016, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of June 30, 2016, the Company had accrued interest payable on the debenture of $183,302.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of June 30, 2016, the fair value of the warrants based on the following assumptions (Life 1.19 years, risk free interest rate 0.45%, volatility of 234.4%, stock price of $.07 and exercise price of $.50) was $117,553, and a gain totaling $145,979 was recorded for the six months ended June 30, 2016.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of June 30, 2016:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(117,553)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of June 30, 2016, 11,265,631 shares were issued and outstanding.

On January 7, 2015, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

NOTE 8 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants granted is presented below for the six months ended:

	June 30, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

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

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,200,000 as of June 30, 2016, with an offsetting valuation allowance of the same amount.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,490 a month through February 2017.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2016 are as follows:

Twelve months ending June 30

 Lease Payments

2017

70,624

2018

58,704

2019

-

2020

-

Thereafter

-

Total Minimum Lease Payments

$

129,328

Lease expense charged to operations was $38,292 and $33,145 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 11 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2016	2015	2016	2015

Income (loss) from continuing operations available to common stockholders (numerator)	$(49,176)	$(157,114)	$(32,232)	$(286,188)
Income (loss) available to common stockholders (numerator)	(49,176)	(157,114)	(32,232)	(286,188)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	10,665,631	11,265,631	10,663,697

At June 30, 2016 and 2015, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 5,817,076 and 4,763,833, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the first six months of 2016.

During the first six months of 2016, FHA experienced a 9% increase in revenue over the first six months of 2015.  This was driven by an increase in our staffing business in Billings, Montana Casper, as well as an increase in our Wyoming home health business.

In 2016, we have seen an increase in the census within the hospitals in our Casper location as well as the utilization of our staffing services in Billings.  During the first six months of 2016, we have seen an increase in the utilization of our Medicare business in the Casper, Wyoming location. As for our operations, we anticipate the trends seen in the first six months of 2016 to continue into the second half of 2016.  We anticipate a slowing of the use of our staffing services during the second half of 2016.  We also anticipate a slowing of the utilization of our home healthcare business in Casper.  As such, we will continue to evaluate opportunities to expand the realm of services we offer. Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Results of Operations

Six Months Ended June 30, 2016 and 2015.

During the six months ended June 30, 2016, FHA recorded revenues of $2,069,557, a 9% increase over revenues of $1,901,693 for the same period in 2015.  The increase for 2016 reflects an increase in revenue within our staffing services in the Billings, Montana location, with an off-set from a decrease in revenue in home healthcare in the Billings, Montana location.

For the six months ended June 30, 2016, cost of services totaled $1,537,047, a 15% increase compared to $1,338,312 in the comparable period of 2015. This is a reflection of the costs associated with the change in the mix of revenue, higher wages, as well as a decrease in efficiency. FHA posted a gross profit of $532,510 during the first six months of 2016, versus a gross profit of $563,381 for the first six months of 2015, a decrease of 5%.

FHA recorded total operating expenses of $660,423 during the first six months of 2016, a 6% decrease as compared to operating expenses of $703,721 in the same period of 2015.  General and administrative expenses totaled $200,807 in the first six months of 2016 versus $207,971 in the first six months of 2015, a decrease of 3%, due to a decrease in directors and officers insurance.  Consulting fees decreased from $146,579 to $79,860 when comparing the first six months of 2015 versus 2016.  The decrease was driven by a reduction in legal and accounting fees incurred as the company searched for growth opportunities during 2015. Salaries, wages and related expenses increased to $347,095 in the first six months of 2016 from $283,917 in 2015, an increase of 22% due to an increase in personnel.  Selling expenses in the first six months of 2016 were $32,661 versus $65,254 in the comparable period of 2015 driven by decreased investor relations services.

For the first six months of 2016, other expense included a $145,979 for recognition of a gain on the derivative liability and $50,500 of interest expense on the note payable.

For the first six months of 2015, other expense included a $148,942 for recognition of a gain on the derivative liability and interest expense of $364,994 for the accretion of the discount on the note payable as well as $50,500 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $32,232 for the first six months of 2016.  This represents a 92% increase from our net loss of $406,798 in the first six months of 2015.

Three Months Ended June 30, 2016 and 2015.

During the three months ended June 30, 2016, FHA recorded revenues of $1,010,981, a 4% increase over revenues of $971,772 for the same period in 2015.  The increase reflects an increase in revenue driven by our staffing services in Billings, Montana off-set by a revenue decrease in our home healthcare.

For the quarter ended June 30, 2016, cost of services totaled $769,757, a 14% increase as compared to $673,544 in the comparable period of 2015. This is a reflection of shift in the revenue mix, higher wages, as well as a decrease in efficiency, thus resulting in FHA posting a gross profit of $241,224 during the second quarter 2016, versus a gross profit of $298,228 for the second quarter of 2015, a decrease of 19%.

FHA recorded total operating expenses of $322,989 during the second quarter of 2016, a 1% decrease as compared to operating expenses of $326,884 in the same period of 2015.  General and administrative expenses totaled $101,196 in the second quarter 2016 versus $106,631 in the second quarter 2015, a decrease of 5%, due to a decrease in directors and officers insurance.  Consulting fees decreased to $29,617 from $66,250 when comparing the second quarter of 2016 versus 2015.  The decrease was driven by a reduction in professional services incurred by the Company related to search for growth opportunities versus the second quarter of 2015. Salaries, wages and related expenses increased to $175,812 in the second quarter of 2016 from $136,501 in 2015, an increase of 29% due to an increase in personnel. Selling expenses in the second quarter of 2016 were $16,364 versus $17,502 in the comparable quarter of 2015.

FHA’s net loss available to common shareholders was $49,176 for the second quarter of 2016.  This represents a 69% increase from our net loss of $157,114 in the second quarter of 2015.

Liquidity and Capital Resources.

Cash on hand was $507,847 at June 30, 2016, an increase of $26,732 from the $481,115 on hand at December 31, 2015.  Cash provided by operations for the six months ended June 30, 2016, was $26,732, versus cash used in operation of $201,175 for the six months ended June 30, 2015.  The increase is a result of our increased collections efforts during the second quarter of 2016.

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

As of June 30, 2016, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended June 30, 2016, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	8/5/16	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	8/5/16	/s/ John Busshaus
John Busshaus
Chief Financial Officer