Form 10-Q
period 2016-09-30
Future Healthcare of America
filed 2016-11-10
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
CURRENT ASSETS:
Cash	$ 350,209	$ 481,115
Accounts receivable	443,400	584,487
Prepaid expenses	47,256	41,358
Total current assets	840,865	1,106,960

Property and equipment, net	-	36
Deposit	-	14,112
Total assets	$ 840,865	$ 1,121,108

CURRENT LIABILITIES:
Accounts payable	61,695	65,669
Accrued expenses	287,069	246,026
Derivative liability	54,093	263,532
Deferred revenue	13,023	-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $0, respectively	1,010,000	1,010,000
Total current liabilities	1,425,880	1,585,227

Total liabilities	1,425,880	1,585,227

STOCKHOLDERS' (DEFICIT)
Common stock	11,266	11,266
Additional paid-in capital	1,313,160	1,313,160
Accumulated (deficit)	(1,909,441)	(1,788,545)
Total stockholders' (deficit)	(585,015)	(464,119)
Total liabilities and stockholders' deficit	$ 840,865	$ 1,121,108

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2016	December 31, 2015
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

REVENUE
Total Revenue	$856,039	$973,647	$2,925,596	$2,875,340

COST OF SERVICES
Total Cost of Services	667,617	648,954	2,204,664	1,987,266

Gross Profit	188,422	324,693	720,932	888,074
OPERATING EXPENSES
Selling expenses	18,274	38,276	50,935	103,530
General and administrative	97,214	121,967	298,021	329,938
Salaries, wages and related expenses	176,297	175,034	523,392	458,951
Professional and consulting fees	23,587	51,612	103,447	198,191
Total Operating Expenses	315,372	386,889	975,795	1,090,610
LOSS FROM OPERATIONS	(126,950)	(62,196)	(254,863)	(202,536)

OTHER INCOME (EXPENSE):
Interest income	77	43	279	137
Gain/(loss) on derivative	63,460	(801,355)	209,439	(652,413)
Interest expense	(25,250)	(25,250)	(75,750)	(440,744)
Other income (expense)	-	1	-	1
Total Other Income (Expense)	38,287	(826,561)	133,968	(1,093,019)
LOSS BEFORE INCOME TAXES	(88,663)	(888,757)	(120,895)	(1,295,555)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(88,663)	$(888,757)	$(120,895)	$(1,295,555)

BASIC LOSS PER COMMON SHARE	$(0.008)	$(0.08)	$(0.01)	$(0.12)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	10,796,066	11,265,631	10,708,305
DILUTED LOSS PER COMMON SHARE -	$(0.008)	$(0.08)	$(0.01)	$(0.12)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	10,796,066	11,265,631	10,708,305

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2016	September 30, 2015

Cash Flows from Operating Activities
Net loss	$(120,895)	$(1,295,555)
Adjustments to reconcile net income to net cash used by operating activities:
Interest to be paid with stock	75,750	75,750
Stock issued to consultants	-	7,000
Depreciation and amortization expense	36	49
Accretion on discount	-	364,994
Gain on derivative instruments	(209,439)	652,413
Change in assets and liabilities:
Accounts receivable	126,073	(96,911)
Prepaid expenses	8,214	20,662
Accounts payable	(3,974)	14,706
Accrued expense	(34,707)	56,921
Deferred revenue	28,036	(5,773)
Net Cash Used by Operating Activities	(130,906)	(205,744)

Cash Flows from Investing Activities:
Issuance of Note Receivable	-	(40,000)
Net Cash Used in Investing Activities	-	(40,000)

Cash Flows from Financing Activities:
Payments (to)/from FAB Universal
Net Cash Provided/ (Used) by Financing Activities	-	-

Net Increase (Decrease) in Cash	(130,906)	(245,744)
Cash at Beginning of Period	481,115	793,193
Cash at End of Period	$350,209	$547,449

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Nine Months Ended
	September 30,
NON-CASH EXPENDITURES	2016	2015
Amortization of discount on note payable	-	364,994
Depreciation expense	36	49
Interest expense to be paid with stock	70,750	70,750
Change in FMV of derivative liability	(209,439)	652,413
Expenditures paid with issuance of common stock	-	7,000
Total non-cash expenditures	(138,653)	1,095,206

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2016, the Company had $64,845 cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2016 and December 31, 2015, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2016 and 2015, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $26,427 and $32,775 for the nine months ending September 30, 2016 and 2015, respectively.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2016	December 31, 2015

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,384)	(36,348)
Property & equipment, net		$-	$36

Depreciation expense for the periods ended September 30, 2016 and 2015 was $36 and $49, respectively.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE - Continued

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of September 30, 2016, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of September 30, 2016, the Company had accrued interest payable on the debenture of $208,552.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of September 30, 2016, the fair value of the warrants based on the following assumptions (Life 0.94 years, risk free interest rate 0.59%, volatility of 184.32%, stock price of $.07 and exercise price of $.50) was $54,093, and a gain totaling $209,439 was recorded for the nine months ended September 30, 2016.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of September 30, 2016:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(54,093)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2016, 11,265,631 shares were issued and outstanding.

On January 7, 2015, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

NOTE 8 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants granted is presented below for the nine months ended:

	September 30, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

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

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,300,000 as of September 30, 2016, with an offsetting valuation allowance of the same amount.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for of $1,490 a month through February 2017.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2016 are as follows:

Twelve months ending September 30

 Lease Payments

2017

$

66,154

2018

44,028

2019

-

2020

-

Thereafter

-

Total Minimum Lease Payments

$

110,182

Lease expense charged to operations was $57,438 and $57,055 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 11 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2016	2015	2016	2015

Loss from continuing operations available to common stockholders (numerator)	$(88,663)	$(888,757)	$(120,895)	$(1,295,555)
Loss available to common stockholders (numerator)	(88,663)	(888,757)	(120,895)	(1,295,555)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	10,796,066	11,265,631	10,708,305

At September 30, 2016 and 2015, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 6,217,870 and 4,812,716, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the first nine months of 2016.

During the first nine months of 2016, FHA experienced a 2% increase in revenue over the first nine months of 2015. This was driven by an increase in our staffing business in Billings, Montana Casper, as well as an increase in our Wyoming home health business.

We have seen a decrease in the census within the hospitals in our Casper location as well as the utilization of our staffing services in Billings.  During the first nine months of 2016, we have seen a decrease in the utilization of our Medicare business in the Casper, Wyoming location. As for our operations, we anticipate a continued struggle with operating results during the fourth quarter of 2016.  We anticipate a slowing of the use of our staffing services during the fourth quarter of 2016.  We also anticipate a slowing of the utilization of our home healthcare business in Casper. As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Results of Operations

Nine Months Ended September 30, 2016 and 2015.

During the nine months ended September 30, 2016, FHA recorded revenues of $2,925,596, a 2% increase over revenues of $2,875,340 for the same period in 2015.  The increase for 2016 reflects an increase in revenue within our staffing services in the Billings, Montana location, with an off-set from a decrease in revenue in home healthcare in the Billings, Montana and Casper, Wyoming locations.

For the nine months ended September 30, 2016, cost of services totaled $2,204,664, an 11% increase compared to $1,987,266 in the comparable period of 2015. This is a reflection of the costs associated with the change in the mix of revenue, higher wages, and a decrease in efficiency. FHA posted a gross profit of $720,932 during the first nine months of 2016, versus a gross profit of $888,074 for the first nine months of 2015, a decrease of 19%.

FHA recorded total operating expenses of $975,796 during the first nine months of 2016, an 11% decrease as compared to operating expenses of $1,090,610 in the same period of 2015.  General and administrative expenses totaled $298,021 in the first nine months of 2016 versus $329,938 in the first nine months of 2015, a decrease of 10%, due to a decrease in insurance, rent and travel related expenses.  Consulting fees decreased from $198,191 to $103,447 when comparing the first nine months of 2015 versus 2016.  The decrease was driven by a reduction in legal and accounting fees incurred as the company searched for growth opportunities during 2015. Salaries, wages and related expenses increased to $523,392 in the first nine months of 2016 from $458,951 in 2015, an increase of 14% due to an increase in personnel.  Selling expenses in the first nine months of 2016 were $50,935 versus $103,530 in the comparable period of 2015 driven by decreased investor relations services.

For the first nine months of 2016, other income included $209,439 for recognition of a gain on the derivative liability and $75,750 of interest expense on the note payable.

For the first nine months of 2015, other expense included a $652,413 for recognition of a loss on the derivative liability and interest expense of $364,994 for the accretion of the discount on the note payable as well as $75,750 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $120,895 for the first nine months of 2016.  This represents a $ 1,174,660 decrease from our net loss of $1,295,555 in the first nine months of 2015.

Three Months Ended September 30, 2016 and 2015.

During the three months ended September 30, 2016, FHA recorded revenues of $856,039, a 12% decrease over revenues of $973,647 for the same period in 2015.  The decrease reflects a decrease in revenue driven by our home healthcare and staffing businesses.

For the quarter ended September 30, 2016, cost of services totaled $667,617, a 3% increase as compared to $648,954 in the comparable period of 2015. This is a reflection of a shift in the revenue mix, higher wages, as well as a decrease in efficiency, thus resulting in FHA posting a gross profit of $188,422 during the third quarter 2016, versus a gross profit of $324,693 for the third quarter of 2015, a decrease of 42%.

FHA recorded total operating expenses of $311,537 during the third quarter of 2016, a 19% decrease as compared to operating expenses of $386,889 in the same period of 2015.  General and administrative expenses totaled $97,214 in the third quarter 2016 versus $121,967 in the third quarter 2015, a decrease of 20%, due to a decrease in rent and insurance costs.  Consulting fees decreased to $23,587 from $51,612 when comparing the third quarter of 2016 versus 2015.  The decrease was driven by a reduction in professional services incurred by the Company related to search for growth opportunities versus the third quarter of 2015. Salaries, wages and related expenses increased to $176,297 in the third quarter of 2016 from $175,034 in 2015, an increase of 1%.  Selling expenses in the third quarter of 2016 were $18,274 versus $38,276 in the comparable quarter of 2015 due to a decrease in investor relations services during the third quarter of 2016.

FHA’s net loss available to common shareholders was $88,663 for the third quarter of 2016.  This is an $800,094 decrease from our net loss of $888,757 in the third quarter of 2015.

Liquidity and Capital Resources.

Cash on hand was $350,209 at September 30, 2016, a decrease of $130,906 from the $481,115 on hand at December 31, 2015.  Cash used in operations for the nine months ended September 30, 2016, was $130,906, versus cash used in operation of $205,744 for the nine months ended September 30, 2015.  The use of cash for operations is a reflection of the operating results during 2016.

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

As of September 30, 2016, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2016, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE HEALTHCARE OF AMERICA

Date:	11/10/16	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/10/16	/s/ John Busshaus
John Busshaus
Chief Financial Officer