Form 10-K
period 2016-12-31
Future Healthcare of America
filed 2017-03-24
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,520,286, based on the closing bid price of the registrant’s common stock on June 30, 2016.

As of March 22, 2017, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15 of this Annual Report.

PART I

Item 1.  Business.

OVERVIEW

Founded in 2012, Future Healthcare of America (“FHA”, the “Company,” “we,” or “us” and words of similar import), a Wyoming corporation, provides services in the Healthcare Industry through its wholly-owned subsidiary Future Healthcare Services Corp., a Wyoming corporation (“FHS”), and Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim”) that is a wholly-owned operating subsidiary of FHS.  FHA’s consolidated financial statements include the financial statements of FHS and Interim.   FHA’s core focus is on our Healthcare business, which consists of home health services and staffing in the Western part of the United States.

Our corporate offices consist of approximately 3,000 square feet of office space located at 5001 Baum Blvd, Suite 770, Pittsburgh, PA 15213.  Our telephone number is (412) 621-0902.  We also maintain offices in Casper, Wyoming, and Billings, Montana.

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

Home Healthcare

Through trained health care professionals, the Company provides home care services including senior care and pediatric nursing; physical, occupational and speech therapy.  The Company offices deliver quality home care and treat each patient with genuine compassion, kindness and respect.  The Company provides health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derives its revenue from multiple payer sources. These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our officers are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

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

FHA's net loss available to common stockholders was $283,673, or $0.03 per share and $249,319, or $0.02 per share, for the years ended December 31, 2016 and 2015, respectively.  Because we need to cover incremental costs for increased billing code requirements, we expect to incur increasing expenses, and as a result, we will need to generate additional revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

Item 3.  Legal Proceedings.

On June 17, 2016 and June 30, 2016 two complaints were filed with the Federal Equal Employment Opportunity Commission (EEOC) and the Wyoming State Department of Labor against the Company, alleging discrimination on the basis of sex and disability.  The complaints do not seek any specific monetary relief.  The complaints are being mediated by the Wyoming State Department of Labor. The Company and the Plaintiff are working a settlement with the assistance of the

Wyoming State Department of Labor.  After reviewing the facts and circumstances, the Company believes the claims made are weak, at best, and the Company has retained counsel and intends to continue a vigorous defense. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints, and we do not expect it will have a material financial impact on the Company.

Item 4.  Mine Safety Disclosures

None; not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 22, 2017, 11,265,631 shares of our common stock were outstanding and the last reported sales price for our common stock on the OTCQB on that date was $0.09 per share.  We have approximately 7,000 stockholders. This figure includes an indeterminate number of stockholders who hold their shares in “street name”.  We cannot guarantee that the present market for our common stock will continue or be maintained.

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares began are as follows:

Fiscal Years 2015 and 2016	Low	High
January 1, 2016 through March 31, 2016	$0.08	$0.11
April 1, 2016 through June 30, 2016	$0.0602	$0.0807
July 1, 2016 through September 30, 2016	$0.07	$0.078
October 1, 2016 through December 31, 2016	$0.07	$0.20
January 1, 2015 through March 31, 2015	$0.08	$0.15
April 1, 2015 through June 30, 2015	$0.0736	$0.2051
July 1, 2015 through September 30, 2015	$0.1801	$0.46
October 1, 2015 through December 31, 2015	$0.09	$0.40

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2016:

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2016 that have not already been reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Company Overview

Based in Casper, Wyoming and Billings, Montana, our wholly-owned subsidiary, Interim Health Care of Wyoming, has been serving its community for over 20 years, and Interim is part of the home health segment of the healthcare industry, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 home health agencies that comprise Interim Health Care, the largest home healthcare franchise in the United States.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we continue to take steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service, while down during 2016, continued to provide a consistent stream of revenue through 2016, while our staffing business saw minimal growth in 2016. We experienced a decline in revenue in our home healthcare business in both Billings, Montana and Casper, Wyoming.  We continued to see downward pressure on reimbursement rates throughout 2016, and competition continues to increase from small startup healthcare agencies and providers.

In 2017, we are approaching our healthcare business by re-evaluating each payer source, competition and focusing our marketing on higher margin opportunities.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a similar level in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be the revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe we have positioned our business to handle the fluctuations of the staffing business that we can encounter, and we will continue to look to obtain additional business that can deliver higher gross margins during 2017.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $20,200 and $20,200 at December 31, 2016 and 2015, respectively.

Results of Operations.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Fiscal year ended December 31, 2016 compared to fiscal year ended December 31, 2015:

During 2016, FHA recorded revenues of $3,840,132, a 4% decrease over revenues of $4,004,386 for the same period in 2015.  The decrease for 2016 reflects the impact of competition, needs for our services throughout the year, as well as the turnover experience in our administrator position and staff levels during 2016.

In 2016, cost of services totaled $2,915,200, a 7% increase as compared to $2,734,041 in 2015. This is a reflection of the increase personnel to service our client base due to turnover combined with personnel levels not being properly managed during 2016 within our Casper, Wyoming location. We also experience in increase in personnel costs associate with the increased revenue obtained with our staffing business in Billings, Montana. As a result, FHA posted a gross profit of $924,932 during 2016, versus a gross profit of $1,270,345 for 2015, a decrease of 27%.

FHA recorded total operating expenses of $1,317,987 during 2016, an 8% decrease as compared to operating expenses of $1,431,335 in the same period of 2015.  General and administrative expenses totaled $542,592 in 2016 versus $665,117 in 2015, a decrease of 18%, due to a decrease in consulting fees. Salaries, wages and related expenses increased to $711,593 in 2016 from $638,112 in 2015, due to increased wages paid to management personnel during 2016.  Selling expenses in 2016 were $63,802 versus $138,106 in 2015 due to decreased cost for investor relation services.

FHA’s net loss available to common shareholders was $283,673 in 2016.  This represents a $34,354 decrease in profitability from our net loss of $249,319 in 2015.

Liquidity and Capital Resources.

2016 compared to 2015

Cash on hand was $206,352 at December 31, 2016, a decrease of $274,763 over the $481,115 on hand at December 31, 2015. Cash used by operations for 2016, was $274,763, a decrease of $37,315 over the $312,078 cash used by operations for 2015. This decrease in cash used by operations was driven from our operating results coupled with a decrease in our accounts receivable balance at year end 2016 compared to 2015.

Cash on hand at December 31, 2016 is not sufficient to sustain operations for the next twelve months.  While there can be no guarantees, the Company believes it has sufficient accounts receivable balances to meet short term obligations, and will make necessary changes to operations to meet long term operating capital requirements.

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

Item 8.  Financial Statements and Supplementary Data.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	15

Consolidated Balance Sheets as of December 31, 2016 and 2015	16

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015	17

Statement of Stockholders’ Equity for the years ended December 31, 2016 and 2015	18

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	19

Notes to Consolidated Financial Statements	20

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

We have audited the accompanying consolidated balance sheets of Future Healthcare of America and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, and audit of its internal controls over financial reporting for the years ended December 31, 2016 and 2015.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended December 31, 2016 and 2015.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Future Healthcare of America and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Gregory & Associates, LLC

March 24, 2017

Salt Lake City, Utah

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016		December 31, 2015
CURRENT ASSETS:
Cash	$ 206,352		$ 481,115
Accounts receivable	473,388	[1]	584,487	[1]
Prepaid expenses	60,799		41,358
Deferred tax asset, net	-		-
Total current assets	740,539		1,106,960

Property and equipment, net	-		36
Deposit	-		14,112
Deferred tax asset, net	-		-
Total assets	$ 740,539		$ 1,121,108

CURRENT LIABILITIES:
Accounts payable	70,658		65,669
Accrued expenses	350,715		246,026
Derivative liability	53,488		263,532
Deferred revenue	3,470		-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $364,994, respectively	1,010,000		1,010,000
Total current liabilities	1,488,331		1,585,227

Total liabilities	1,488,331		1,585,227

STOCKHOLDERS' EQUITY
Common stock	11,266		11,266
Additional paid-in capital	1,313,160		1,313,160
Retained Earnings (accumulated deficit)	(2,072,218)		(1,788,545)
Total stockholders' equity	(747,792)		(464,119)
Total liabilities and stockholders' equity	$ 740,539		$ 1,121,108

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2016	December 31, 2015
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	10,615,631

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2016	December 31, 2015

Revenue	$ 3,840,132	$ 4,004,386
Cost of Revenue	2,915,200	2,734,041
Gross Profit	924,932	1,270,345

OPERATING EXPENSES

Selling expenses	63,802	138,106
General and administrative	542,592	655,117
Salaries, wages and related expenses	711,593	638,112
Total Operating Expenses	1,317,987	1,431,335
Loss from operation	(393,055)	(160,990)

OTHER INCOME (EXPENSE):

Interest income	338	186
Gain on derivative instrument	210,044	377,478
Interest expense	(101,000)	(465,994)
Other income	-	1
Total Other Income (Expense)	109,382	(88,329)
Loss from operations before tax	(283,673)	(249,319)

Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Expense (Benefit)	-	-
Net Loss	$ (283,673)	$ (249,319)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$ (0.03)	$ (0.02)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,266,631	10,848,782

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31 2016 AND 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit
Balance at December 31, 2014	10,615,631	$10,616	$1,271,784	$(1,539,226)

Issuance of common stock	650,000	650	41,376	-

Net loss for the year ended December 31, 2015	-	-	-	(249,319)

Balance at December 31, 2015	11,265,631	$11,266	$1,313,160	$(1,788,545)

Net loss for the year ended December 31, 2016	-	-	-	(283,673)

Balance at December 31, 2016	11,265,631	$11,266	$1,313,160	$(2,072,218)

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2016	December 31, 2015

Cash Flows from Operating Activities
Net loss	$ (283,673)	$ (249,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for interest payment	-	35,026
Stock issued to consultant	-	7,000
Accretion on discount	-	364,994
Loss (Gain) on derivative instruments	(210,044)	(377,478)
Depreciation and amortization expense	36	65
Change in assets and liabilities:
Accounts receivable	96,085	(214,251)
Prepaid expenses	(5,329)	37,608
Accounts payable	4,989	14,706
Accrued expense	104,689	94,936
Deferred revenue	18,484	(25,365)
Net Cash Provided by (Used in) Operating Activities	(274,763)	(312,078)

Cash Flows from Investing Activities:
Issuance of Note Receivable	-	(40,000)
Repayment of Note Receivable	-	40,000
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Issuance of convertible note payable	-	-
Net Cash Provided by (Used in) Financing Activities	-	-

Net Increase (Decrease) in Cash	(274,763)	(312,078)
Cash at Beginning of Period	481,115	793,193
Cash at End of Period	$ 206,352	$ 481,115
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	For the Years Ended
	December 31,
NON-CASH EXPENDITURES	2016	2015
Amortization of discount on note payable	-	364,994
Depreciation expense	36	65
Interest expense to be paid with stock	101,000	35,026
Change in FMV of derivative liability	(210,044)	(377,478)
Deferred tax expense (benefit)	-	-
Expenditures paid with issuance of common stock	-	7,000
Total non-cash expenditures	(109,008)	29,607

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

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management made assumptions and estimates for determining reserve for accounts receivable, accrued liabilities, contingent liabilities and the fair market value of derivative liabilities.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2016, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2016 and 2015, the Company has an allowance for doubtful accounts of $20,200 and $20,200, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2016 and 2015, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs – Advertising costs are expensed as incurred and amounted to $35,454 and $42,550 for the periods ending December 31, 2016 and 2015, respectively.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting, allows a company to make a policy election to account for forfeitures as they occur, and eliminates the requirement that excess tax benefits be realized before companies can recognize them. The new guidance also requires excess tax benefits and tax shortfalls to be presented on the cash flow statement as an operating activity rather than as a financing activity, and clarifies that cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation are to be presented as a financing activity. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected to adopt this standard early and applied it as of January 1, 2016, with no significant impact on its financial statements.

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

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2016	December 31, 2015

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,384)	(36,348)
Property & equipment, net		$-	$36

Depreciation expense for the periods ended December 31, 2016 and 2015 was $36 and $65, respectively.

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

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of September 30, 2015, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of December, 31, 2016 and 2015, the Company had accrued interest payable on the debenture of $233,802 and $132,802.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of December 31, 2016, the fair value of warrants based on a binomial model using the following assumptions (Life 0.69 years, risk free interest rate 0.85%, volatility of 198%; stock price of $.08 and exercise price of $.50) was $53,488, resulting in the recording of a gain totaling $210,044 during 2016.

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

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Contunued

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

Level 1

Level 2

Level 3

As of December 31, 2016

Derivative liability - Registration rights of

      Debenture and warrants

-

-

(53,488)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of December 31, 2016, 11,265,631 shares were issued and outstanding.

On January 7, 2015, the Company issued 50,000 unregistered common shares valued at $7,000 for consulting services.

On September 10, 2015, the Company issued 600,000 common shares in payment of $35,026 of accrued interest.

NOTE 8 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants and greenshoe granted is presented below for the twelve months ended:

	December 31, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

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

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2016 and 2015, the total of all deferred tax assets was $1,296,820 and $1,154,889, respectively, and the total of the deferred liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. . Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $1,296,820 and $1,154,889 for the years ended December 31, 2016 and 2015.  The change in the valuation allowance for the year ended December 31, 2016 and 2015 was $141,931 and $439,022, respectively.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2016 and 2015 consist of the following:

	For the Years Ended
	December 31,
	2016	2015
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Depreciation	-	(8)
Goodwill – Impaired	-	-
Goodwill	46,383	46,383
Valuation Allowance	141,931	439,022
Net operating loss carryforward	(188,314)	(485,397)
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES - Continued

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2016	2015

Computed tax at the expected statutory rate	$(96,449)	$(84,768)
State and local income taxes, net of federal	(8,727)	(26,994)
Other non-deductible expenses	(36,755)	(327,865)
Return to accrual adjustment	-	605
Valuation Allowance	141,931	439,022
Income tax expense/(benefit)	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$7,318	$7,318
Bonus accrual	-	-
Vacation allowance	(7,318)	(7,318)
Total current deferred tax assets (liabilities)	-	-

Long-term deferred tax assets (liabilities):
Goodwill - impaired	695,744	695,744
Goodwill – tax amortization	(484,313)	(437,930)
Depreciation	112	112
Net operating loss carryforward	1,077,959	889,645
Valuation allowance	(1,289,502)	(1,147,571)
Total long-term deferred tax assets (liabilities)	$-	$-
Net term deferred tax assets (liabilities)	$-	$-

At December 31, 2016, the company has loss carryforwards of approximately $2,975,526 that expire in various years through 2034.

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

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2016 are as follows:

Year ending December 31:	Lease Payments
2017	61,684
2018	29,352
2019	-
Thereafter	-
Total Minimum Lease Payment	$91,036

Lease expense charged to operations was $76,584 and $72,992 for the periods ended December 31, 2016 and 2015, respectively.

NOTE 11 –LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2016	December 31, 2015

Income (loss) from continuing operations available to common stockholders (numerator)	$(283,673)	$(249,319)
Income (loss) available to common stockholders (numerator)	(283,673)	(249,319)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	10,848,782

At December 31, 2016 and 2015, the Company had 3,030,000 and 3,030,000, respectively warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 6,568,564 and 5,067,766, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 12 – COMMITEMENTS AND CONTINGENCIES

On June 17, 2016 and June 30, 2016 two complaints were filed with the Federal Equal Employment Opportunity Commission (EEOC) and the Wyoming State Department of Labor against the Company, alleging discrimination on the basis of sex and disability.  The complaints do not seek any specific monetary relief.  The complaints are being mediated by the Wyoming State Department of Labor. The Company and the Plaintiff are working a settlement with the assistance of the Wyoming State Department of Labor.  After reviewing the facts and circumstances, the Company believes the claims made are weak, at best, and the Company has retained counsel and intends to continue a vigorous defense. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints, and we do not expect it will have a material financial impact on the Company.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATION OF REVENUES

For 2016 and 2015, Medicare and Medicaid reimbursement was 36% and 41% of revenue, respectively.

The following is a break out of revenue by major customer:

	2016	2015
Medicare	$ 736,046	$ 842,273
Medicaid	639,844	787,832
All Other	2,464,242	2,374,281
Total Sales	$ 3,840,132	$ 4,004,386

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2016 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 22, 2017, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve FHA :

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	48	Chief Executive Officer and Chairman of the Board	2012
John Busshaus	53	Chief Financial Officer	2012
Denis Yevstifeyev	35	Director	2012
Douglas Polinsky	57	Director	2012
J. Gregory Smith	47	Director	2012

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

Douglas Polinsky has served as a Director of FHA since its inception on June 22, 2012.  Mr. Polinsky currently serves as a director for FAB Universal Corp. and Liberated Syndication Inc., a subsidiary of FAB Universal Corp.  Mr. Polinsky serves as the President of Great North Capital Corp., a Minnesota-based financial services company he founded in 1995.  Great North advises corporate clients on capital formation and other transaction-related financial matters.  Mr. Polinsky earned a Bachelor of Science degree in Hotel Administration at the University of Nevada at Las Vegas.

Greg Smith has served as a Director of FHA since its inception on June 22, 2012.  Mr. Smith currently serves as a director for FAB Universal Corp. and Liberated Syndication Inc., a subsidiary of FAB Universal Corp.  Mr. Smith is an award-winning producer and entrepreneur with over 10 years of experience in Non-Fiction Television.  In 2000, Mr. Smith established The Solution Film Group, LLC and acts as the Company’s President.  Mr. Smith provides professional production and editorial support for various forms of non-fiction television entertainment, including the direction of media projects from development through production and post-production.  His clients include Discovery Channel, Science Channel, Discovery HD Theater, Animal Planet, The Military Channel, PBS, and Discovery Networks International.  Mr. Smith most recently won an Emmy in 2006 for the Discovery Channel’s animated special Before the Dinosaurs.  His other awards for excellence in production and editing include Emmys for the Discovery Channel’s Walking with Prehistoric Beasts and Allosaurus:  A Walking with Dinosaurs Special.  From 1997 to 2000, Mr. Smith worked for Discovery Communications, Inc. in the capacity of Supervising Producer from January 1998 to November 2000, and Producer/Editor from October 1997 to January 1998. From 1995 to 1996, Mr. Smith worked for Discovery Channel Pictures serving as Assistant Editor from March 1996 to October 1997, and Production Assistant from September 1995 to March 1996. From 1994 to 1995, Mr. Smith worked for Crawford Communications in Atlanta, Georgia as a Manager of Satellite Services for The Learning Channel.

Denis Yevstifeyev has served as a Director of FHA since its inception on June 22, 2012.  Mr. Yevstifeyev currently serves as a director for FAB Universal Corp. and Liberated Syndication Inc., a subsidiary of FAB Universal Corp.  From 2009 to 2012, and from 2015 to present, Mr. Yevstifeyev served as the Director of Financial Planning & Analysis for Education Management Corporation.  From 2012 to 2015, Mr. Yevstifeyev owned and operated his commercial printing company.  From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2016 and on representations that no other reports were required, we believe that during the 2016 fiscal year all applicable Section 16(a) filing requirements were met.

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2016, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2016, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

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

Our performance for fiscal 2016 was on targeted levels.

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

In 2016, our named executives’ annual salaries were $50,000.  There was no increase in salary during 2016.

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

In fiscal year 2016, discretionary bonuses were not awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2016.

Long-Term Incentive Compensation.   In 2016, we did not have any such compensation plan.

In fiscal 2016, we plan to execute a long-term incentive design that will utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2016, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of FHA’s Chief Executive Officer during fiscal 2016, and the other persons who served as executive officers during fiscal 2016. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2016.

SUMMARY COMPENSATION TABLE – FISCAL 2016

Name and principal position	Year	Salary(4) ($)	Bonus(1) ($)	Stock(2) awards ($)	Option(3) awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chris Spencer – CEO	2016	50,000	0	0	0	0	0	0	50,000
	2015	50,000	0	0	0	0	0	0	50,000
	2014	50,000	0	0	0	0	0	0	50,000

John Busshaus – CFO	2016	50,000	0	0	0	0	0	0	50,000
	2015	50,000	0	0	0	0	0	0	50,000
	2014	50,000	0	0	0	0	0	0	50,000

(1)	The bonuses shown in this column represent discretionary bonuses.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2016 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

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

Grants of Plan-Based Awards for 2016

There were no plan-based equity awards made to our executive officers during fiscal 2016.

 Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2016 option exercises and restricted stock that vested during fiscal 2016 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2016

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

Other Potential Post-Employment Payments

As of December 31, 2016, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2016, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2016, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2016, we did not pay our non-employee directors a cash retainer. In 2017, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2016. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2016.

DIRECTOR COMPENSATION TABLE – FISCAL 2016

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	0	0	0	0	0	0	0
J. Gregory Smith	0	0	0	0	0	0	0
Denis Yevstifeyev	0	0	0	0	0	0	0

As of December 31, 2016, there were no stock options outstanding that were granted to the outside directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 22, 2017 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 22, 2017 there were 11,265,631 shares of common stock outstanding.

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
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 22, 2017, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 22, 2017.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal year ended December 31, 2016, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to FHA by its principal auditor during the calendar years ended December 31, 2016 and 2015:

Fee category	2016	2015
Audit Fees (1)	$51,000	$51,500
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$51,000	$51,500

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Future Healthcare of America and subsidiaries as of December 31, 2016 and 2015

Consolidated Statements of Operations of Future Healthcare of America and subsidiaries for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders' Equity of Future Healthcare of America and subsidiaries for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows of Future Healthcare of America and subsidiaries for the years ended December 31, 2016 and 2015

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

FUTURE HEALTHCARE OF AMERICA

Date:	3/24/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/24/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/24/17	/s/ John Busshaus
John Busshaus
Chief Financial Officer

Date:	3/24/17	/s/ J. Gregory Smith
J. Gregory Smith
Director

Date:	3/24/17	/s/ Denis Yevstifeyev
Denis Yevstifeyev
Director

Date:	3/24/17	/s/ Douglas Polinsky
Douglas Polinsky
Director