Form 10-Q
period 2017-03-31
Future Healthcare of America
filed 2017-05-12
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of April 29, 2017, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash	$ 136,732	$ 206,352
Accounts receivable	527,147	473,388
Prepaid expenses	70,488	60,799
Total current assets	734,367	740,539

Deferred tax asset, net	-	-
Total assets	$ 734,367	$ 740,539

CURRENT LIABILITIES:
Accounts payable	116,025	70,658
Accrued expenses	365,733	350,715
Derivative liability	32,821	53,488
Deferred revenue	8,473	3,470
Note Payable	20,044	-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $0, respectively	1,010,000	1,010,000
Total current liabilities	1,553,096	1,488,331

Total liabilities	1,553,096	1,488,331

STOCKHOLDERS' (DEFICIT)
Common stock	11,266	11,266
Additional paid-in capital	1,313,160	1,313,160
Accumulated (deficit)	(2,143,155)	(2,072,218)
Total stockholders' (deficit)	(818,729)	(747,792)
Total liabilities and stockholders' deficit	$ 734,367	$ 740,539

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2017	December 31, 2016
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2017	March 31, 2016

REVENUE
Total Revenue	$995,428	$1,058,576

COST OF SERVICES
Total Cost of Services	701,485	767,290

Gross Profit	293,943	291,286

OPERATING EXPENSES
Selling expenses	17,084	16,297
General and administrative	125,929	99,611
Salaries, wages and related expenses	169,841	171,283
Consulting fees	47,299	50,243
Total Operating Expenses	360,153	337,434
LOSS FROM OPERATIONS	(66,210)	(46,148)

OTHER INCOME (EXPENSE):
Interest income	81	95
Interest expense	(25,475)	(25,250)
Gain on Derivative	20,667	88,247

Total Other Income (Loss)	(4,727)	63,092
INCOME (LOSS) BEFORE INCOME TAXES	(70,937)	16,944

CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(70,937)	$16,944

BASIC INCOME (LOSS) PER COMMON SHARE	(0.006)	0.002
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631
DILUTED INCOME (LOSS) PER COMMON SHARE	(0.006)	0.002
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2017	March 31, 2016

Cash Flows from Operating Activities
Net income (loss)	$(70,937)	$16,944
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest to be paid with stock	25,250	25,250
Depreciation and amortization expense	-	16
Gain on derivative instruments	(20,667)	(88,247)
Change in assets and liabilities:
Accounts receivable	(53,759)	61,845
Prepaid expenses	(9,689)	(23,982)
Accounts payable	45,366	(4,682)
Accrued expense	(10,231)	(36,247)
Deferred revenue	5,003	2,161
Net Cash Used by Operating Activities	(89,664)	(46,942)

Cash Flows from Financing Activities:
Proceed from insurance financing	22,216	-
Re-payment of insurance financing	(2,172)
Net Cash Provided by Financing Activities	20,044	-

Net Increase (Decrease) in Cash	(69,620)	(46,942)
Cash at Beginning of Period	206,352	481,115
Cash at End of Period	$136,732	$434,173

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	225	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Three Months Ended
	March 31,
NON-CASH EXPENDITURES	2017	2016
Depreciation expense	-	16
Interest expense to be paid with stock	25,250	25,250
Change in FMV of derivative liability	(20,667)	(88,247)
Total non-cash expenditures	(4,583)	(62,981)

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2017, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2017 and 2016, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2017 and 2016, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $11,170 and $9,923 for the periods ending March 31, 2017 and 2016, respectively.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2017	December 31, 2016

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,384)	(36,384)
Property & equipment, net		$-	$-

Depreciation expense for the periods ended March 31, 2017 and 2016 was $0 and $16, respectively.

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

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of March 31, 2017, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of March, 31, 2017, the Company had accrued interest payable on the debenture of $259,052.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTE PAYABLE

On January 20, 2017, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $22,216 at 6.00% interest, and the note will be repaid in 10 equal installments of $2,883.  As of March 31, 2017, the balance of the note payable was $20,044.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 9, 2015 and March 31, 2015, the fair value of the unregistered conversion feature of the Note Payable based on the following assumptions (Life 0, risk-free interest rate 0, volatility of 0, and stock price of $.15 and conversion price of $.25) was $0, resulting in the recording of a gain totaling $311,244. As of March 31, 2017, the fair value of the warrants based on the following assumptions (Life .44years, risk free interest rate 0.91%, volatility of 211.38%, stock price of $.08 and exercise price of $.50) was $32,821, and a gain totaling $20,667 was recorded for the three months ended March 31, 2017.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of March 31, 2017:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(32,821)

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of March 31, 2017, 11,265,631 shares were issued and outstanding.

NOTE 9 – WARRANTS AND GREENSHOE

A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2017		December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

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

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,300,000 as of March 31, 2017, with an offsetting valuation allowance of the same amount.

NOTE 11 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for $1,490 a month on a month to month basis.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2017 are as follows:

Twelve months ending March 31	Lease Payments
2018	58,704
2019	14,676
2020	-
2021	-
Thereafter	-
Total Minimum Lease Payments	$73,380

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEASES - Continued

Lease expense charged to operations was $19,146 and $19,146 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 12 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months
	March 31
	2017	2016

Income/(Loss) from continuing operations available to common stockholders (numerator)	$(70,937)	$16,944
Income/(Loss) available to common stockholders (numerator)	(70,937)	16,944
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	11,265,631

At March 31, 2017 and 2016, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 6,919,259 and 5,416,283, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

Business Highlights

Based in Casper, Wyoming, and Billings, Montana, FHA’s subsidiary, Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim”), is an independent franchisee of Interim HealthCare that has been serving its community for 20 years and is providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the first quarter of 2017.

During the first quarter of 2017, FHA experienced a 6% decrease in revenue over the first quarter of 2016.  This was driven by a decrease in our Billings, Montana staffing businesses, which was partially off-set by an increase in home healthcare business in Casper, Wyoming.

During the first quarter of 2017, we have seen a significant decrease in the utilization staffing services in Billings, Montana as facilities that use our services receive directives to remove and reduce the use of staffing services. As for our operations, we anticipate the trends seen in the first quarter of 2017 to continue into the second quarter of 2017.  We anticipate a continued slowing of the use of our staffing services.  We also anticipate a slowing of the utilization of our home healthcare business in Casper.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

During the three months ended March 31, 2017, FHA recorded revenues of $995,428, a 6% decrease over revenues of $1,058,576 for the same period in 2016.  The decrease for 2017 was driven by a decrease in the use of our staffing services in Billings, Montana, partially off-set by an increase in our home healthcare services in Casper, Wyoming.

For the quarter ended March 31, 2017, cost of services totaled $701,485, a 9% decrease as compared to $767,290 in the comparable period of 2016. This is a reflection of the costs associated with the decrease in revenue as well as a decrease in utilization rates because of new staff hiring and training. FHA posted a gross profit of $293,943 during the first quarter 2017, versus a gross profit of $291,286 for the first quarter of 2016, an increase of 1%.

FHA recorded total operating expenses of $360,153 during the first quarter of 2017, a 7% increase as compared to operating expenses of $337,434 in the same period of 2016.  General and administrative expenses totaled $125,929 in the first quarter 2017 versus $99,611 in the first quarter 2016, an increase of 26%, due to an increase in legal fees and insurance costs.  Consulting fees decreased from $50,243 to $47,299 when comparing the first quarter of 2016 versus 2017.  Salaries, wages and related expenses decreased to $169,841 in the first quarter of 2017 from $171,283 in 2016, a decrease of 1%.  This decrease was due to change in personnel in our Casper location in the first quarter. Selling expenses in the first quarter of 2017 were $17,084 versus $16,297 in the comparable quarter of 2016.

FHA’s net loss was $70,937 for the first quarter of 2017.  This represents an $87,881 decrease from our net income of $16,944 in the first quarter of 2016. A portion of this change was due the recording of $88,247 gain on the derivative instruments, in the first quarter of 2016, as compared to $20,667 in the 2017 period.

Liquidity and Capital Resources.

Cash on hand was $136,732 at March 31, 2017, a decrease of $69,620 from the $206,352 on hand at December 31, 2016.  Cash used in operations for the three months ended March 31, 2017, was $89,664, versus cash used in operation of $46,942 for the three months ended March 31, 2016.  The increase is a result of the first quarter increase of accounts receivables and our results of operations in our Casper and Billings locations.

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

As of March 31, 2017, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended March 31, 2017, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUTURE HEALTHCARE OF AMERICA

Date:	5/12/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	5/12/17	/s/ John Busshaus
John Busshaus
Chief Financial Officer