Form 10-Q
period 2017-06-30
Future Healthcare of America
filed 2017-08-11
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [X ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)
Smaller reporting company [X]	Emerging Growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 9, 2017, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
CURRENT ASSETS:
Cash	$ 95,480	$ 206,352
Accounts receivable	561,219	473,388
Prepaid expenses	57,949	60,799
Total current assets	714,648	740,539

Deferred tax asset, net	-	-
Total assets	$ 714,648	$ 740,539

CURRENT LIABILITIES:
Accounts payable	99,831	70,658
Accrued expenses	447,916	350,715
Derivative liability	8,429	53,488
Deferred revenue	-	3,470
Note Payable	13,462	-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $0, respectively	1,010,000	1,010,000
Total current liabilities	1,579,638	1,488,331

Total liabilities	1,579,638	1,488,331

STOCKHOLDERS' (DEFICIT)
Common stock	11,266	11,266
Additional paid-in capital	1,313,160	1,313,160
Accumulated (deficit)	(2,189,416)	(2,072,218)
Total stockholders' (deficit)	(864,990)	(747,792)
Total liabilities and stockholders' deficit	$ 714,648	$ 740,539

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2017	December 31, 2016
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUE
Total Revenue	955,423	1,010,981	1,950,851	2,069,557

COST OF SERVICES
Total Cost of Services	697,887	769,757	1,399,372	1,537,047

Gross Profit	257,536	241,224	551,479	532,510
OPERATING EXPENSES
Selling expenses	14,582	16,364	31,666	32,661
General and administrative	89,635	101,196	215,564	200,807
Salaries, wages and related expenses	177,895	175,812	347,736	347,095
Professional and consulting fees	20,684	29,617	67,983	79,860
Total Operating Expenses	302,796	322,989	662,949	660,423
LOSS FROM OPERATIONS	(45,260)	(81,765)	(111,470)	(127,913)

OTHER INCOME (EXPENSE):
Interest income	127	107	208	202
Gain/(loss) on derivative	24,392	57,732	45,059	145,979
Interest expense	(25,518)	(25,250)	(50,993)	(50,500)
Other income (expense)	-	-	-	-
Total Other Income (Expense)	(999)	32,589	(5,726)	95,681
INCOME (LOSS) BEFORE INCOME TAXES	(46,259)	(49,176)	(117,196)	(32,232)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	(46,259)	(49,176)	(117,196)	(32,232)

BASIC INCOME PER COMMON SHARE	(0.004)	(0.004)	(0.01)	(0.003)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631	11,265,631	11,265,631
DILUTED INCOME PER COMMON SHARE -	(0.004)	(0.004)	(0.01)	(0.003)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net income	$(117,197)	$(32,232)
Adjustments to reconcile net income to net cash used by operating activities:
Interest to be paid with stock	50,500	50,500
Depreciation and amortization expense	-	33
Gain on derivative instruments	(45,059)	(145,979)
Change in assets and liabilities:
Accounts receivable	(84,464)	139,157
Prepaid expenses	2,851	(4,774)
Accounts payable	29,172	21,927
Accrued expense	46,701	(22,491)
Deferred revenue	(6,838)	20,591
Net Cash Provided/(Used) by Operating Activities	(124,334)	26,732

Cash Flows from Investing Activities:	-	-
Net Cash Provided/ (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceed from insurance financing	22,216	-
Re-payment of insurance financing	(8,754)	-
Net Cash Provided/ (Used) by Financing Activities	13,462	-

Net Increase (Decrease) in Cash	(110,872)	26,732
Cash at Beginning of Period	206,352	481,115
Cash at End of Period	$95,480	$507,847

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	For the Six Months Ended
	June 30,
NON-CASH EXPENDITURES	2017	2016
Depreciation expense	-	33
Interest expense to be paid with stock	50,500	50,500
Change in FMV of derivative liability	(45,059)	(145,979)
Total non-cash expenditures	5,441	(95,446)

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At June 30, 2017, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2017 and 2016, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2017 and 2016, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $19,456 and $20,281 for the periods ending June 30, 2017 and 2016, respectively.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 31, 2017	December 31, 2016

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,384)	(36,384)
Property & equipment, net		$-	$-

Depreciation expense for the periods ended June 30, 2017 and 2016 was $0 and $33, respectively.

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

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of June 30, 2017, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of June 30, 2017, the Company had accrued interest payable on the debenture of $284,302.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTE PAYABLE

On January 20, 2017, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $22,216 at 6.00% interest, and the note will be repaid in 10 equal installments of $2,883.  As of June 30, 2017, the balance of the note payable was $13,462.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 9, 2015 and March 31, 2015, the fair value of the unregistered conversion feature of the Note Payable based on the following assumptions (Life 0, risk-free interest rate 0, volatility of 0, and stock price of $.15 and conversion price of $.25) was $0, resulting in the recording of a gain totaling $311,244. As of June 30, 2017, the fair value of the warrants based on the following assumptions (Life .19 years, risk free interest rate 1.03%, volatility of 204.47%, stock price of $.10 and exercise price of $.50) was $8,429, and a gain totaling $45,059 was recorded for the six months ended June 30, 2017.

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of June 30, 2017:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(8,429)
As of December 31, 2016
Derivative liability – Conversion feature of warrants	-	-	(53,488)

NOTE 8 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of June 30, 2017, 11,265,631 shares were issued and outstanding.

NOTE 9 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants granted is presented below for the six months ended:

	June 30, 2017		December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

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

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,300,000 as of June 30, 2017, with an offsetting valuation allowance of the same amount. The changes in the valuation allowance for the six months ended June 30, 2017 was approximately $49,000.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for $1,525 a month through June 2020.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2017 are as follows:

Twelve months ending June 30	Lease Payments
2018	77,004
2019	18,300
2020	16,775
2021	-
Thereafter	-
Total Minimum Lease Payments	$112,079

Lease expense charged to operations was $38,327 and $38,292 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 12 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Six Months
	June 30		June 30
	2017	2016	2017	2016

Income (loss) from continuing operations available to common stockholders (numerator)	$(46,259)	$(49,176)	$(117,196)	$(32,232)
Income (loss) available to common stockholders (numerator)	(46,259)	(49,176)	(117,196)	(32,232)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	11,265,631	11,265,631	11,265,631

At June 30, 2017 and 2016, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 7,269,953 and 5,817,076, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the second quarter of 2017.

During the second quarter of 2017, FHA experienced a 5% decrease in revenue over the second quarter of 2016.  This was driven by a decrease in our Billings, Montana staffing businesses, which was partially off-set by an increase in home healthcare business in Billings, Montana and Casper, Wyoming.

During the second quarter of 2017, we have seen a significant decrease in the utilization staffing services in Billings, Montana as facilities that use our services receive directives to remove and reduce the use of staffing services. As for our operations, we anticipate the trends seen in the second quarter of 2017 to continue into the fourth quarter of 2017.  We anticipate a continued slowing of the use of our staffing services.  We also anticipate a slowing of the utilization of our home healthcare business in Casper.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

Our home healthcare business continues to be a substantial revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.

Home Healthcare

Through trained health care professionals, the Company provides home care services including senior care and pediatric nursing, and physical, occupational and speech therapy.  The Company offices deliver quality home care and treat each patient with genuine compassion, kindness and respect.  The Company provides health care professionals at all skill levels, including registered nurses, therapists, LPN's and certified home health aides. FHA derives its revenue from multiple payer sources.  These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our offices are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

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

Results of Operations

Six Months Ended June 30, 2017 and 2016.

During the six months ended June 30, 2017, FHA recorded revenues of $1,950,851, a 6% decrease over revenues of $2,069,557 for the same period in 2016.  The decrease for 2017 reflects a decrease in revenue within our staffing services in the Billings, Montana location, with an off-set from an increase in revenue in home healthcare in the Billings, Montana and Casper, Wyoming locations.

For the six months ended June 30, 2017, cost of services totaled $1,399,372, a 9% decrease compared to $1,537,047 in the comparable period of 2016. This is a reflection of the costs associated with the overall reduction of revenue and the change in mix of the revenue lost. FHA posted a gross profit of $551,479 during the first six months of 2017, versus a gross profit of $532,510 for the first six months of 2016, an increase of 4%.

FHA recorded total operating expenses of $662,949 during the first six months of 2017, a less than 1% increase as compared to operating expenses of $660,423 in the same period of 2016.  General and administrative expenses totaled $215,564 in the first six months of 2017 versus $200,807 in the first six months of 2016, an increase of 7%, due to an increase in directors’ and officers’ insurance and recruiting fees.  Consulting fees decreased from $79,860 to $67,983 when comparing the first six months of 2016 versus 2017.  The decrease was driven by a reduction in the use of a consultant in 2017. Salaries, wages and related expenses increased slightly to $347,736 in the first six months of 2017 from $347,095 in 2016.  Selling expenses in the first six months of 2017 were $31,666 versus $32,661 in the comparable period of 2016.

For the first six months of 2017, other income and expense included $45,059 for recognition of a gain on the derivative liability and $50,993 of interest expense on the notes payable.  For to the first six months of 2016, other expense included $145,979 for recognition of a gain on the derivative liability and $50,500 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $117,196 for the first six months of 2017.  This represents a 264% increase from our net loss of $32,232 in the first six months of 2016.

Three Months Ended June 30, 2017 and 2016.

During the three months ended June 30, 2017, FHA recorded revenues of $955,423, a 5% decrease over revenues of $1,010,981 for the same period in 2016.  The decrease for 2017 reflects a decrease in revenue within our staffing services in the Billings, Montana location, with an off-set from an increase in revenue in home healthcare in the Billings, Montana and Casper, Wyoming locations.

For the quarter ended June 30, 2017, cost of services totaled $697,887, a 9% decrease as compared to $769,757 in the comparable period of 2016. This is a reflection of shift in the revenue mix, increased utilization, and reduction of revenue, resulting in FHA posting gross profit of $257,536 during the second quarter 2017, versus a gross profit of $241,224 for the second quarter of 2016, an increase of 7%.

FHA recorded total operating expenses of $302,796 during the second quarter of 2017, a 6% decrease as compared to operating expenses of $322,989 in the same period of 2016.  General and administrative expenses totaled $89,635 in the second quarter 2017 versus $101,196 in the second quarter 2016, a decrease of 11%, due to efforts to control spending.  Consulting fees decreased to $20,684 from $29,617 when comparing the second quarter of 2017 versus 2016.  The decrease was driven by a reduction in the use of a consultant in 2017. Salaries, wages and related expenses increased to $177,895 in the second quarter of 2017 from $175,812 in 2016, an increase of 1%.  Selling expenses in the second quarter of 2017 were $14,582 versus $16,364 in the comparable quarter of 2016.

FHA’s net loss available to common shareholders was $46,259 for the second quarter of 2017.  This represents a 6% decrease from our net loss of $49,176 in the second quarter of 2016.

Liquidity and Capital Resources.

Cash on hand was $95,480 at June 30, 2017, a decrease of $110,872 from the $206,352 on hand at December 31, 2016. Cash used in operations for the six months ended June 30, 2017, was $124,334, versus cash provided by operation of $26,732 for the six months ended June 30, 2016.  The decrease is driven by operating results coupled with a lack of collection of accounts receivables.

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

As of June 30, 2017, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended June 30, 2017, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	8/11/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	8/11/17	/s/ John Busshaus
John Busshaus
Chief Financial Officer