Form 10-Q
period 2017-09-30
Future Healthcare of America
filed 2017-11-09
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
CURRENT ASSETS:
Cash	$ 113,586	$ 206,352
Accounts receivable	504,395	473,388
Prepaid expenses	43,540	60,799
Total current assets	661,521	740,539

Deferred tax asset, net	-	-
Total assets	$ 661,521	$ 740,539

CURRENT LIABILITIES:
Accounts payable	117,956	70,658
Accrued expenses	466,383	350,715
Derivative liability	87,553	53,488
Deferred revenue	2,593	3,470
Note Payable	6,822	-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $0, respectively	1,010,000	1,010,000
Total current liabilities	1,691,307	1,488,331

Total liabilities	1,691,307	1,488,331

STOCKHOLDERS' (DEFICIT)
Common stock	11,266	11,266
Additional paid-in capital	1,313,160	1,313,160
Accumulated (deficit)	(2,354,212)	(2,072,218)
Total stockholders' (deficit)	(1,029,786)	(747,792)
Total liabilities and stockholders' deficit	$ 661,521	$ 740,539

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2017	December 31, 2016
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE
Total Revenue	$839,585	$856,039	$2,790,436	$2,925,596

COST OF SERVICES
Total Cost of Services	608,299	678,021	2,019,050	2,227,149

Gross Profit	231,286	178,018	771,386	698,447
OPERATING EXPENSES
Selling expenses	7,365	7,870	27,652	28,450
General and administrative	104,314	97,214	319,878	298,021
Salaries, wages and related expenses	161,957	176,297	509,693	523,392
Professional and consulting fees	17,969	23,587	85,952	103,447
Total Operating Expenses	291,605	304,968	943,175	953,310
LOSS FROM OPERATIONS	(60,319)	(126,950)	(171,789)	(254,863)

OTHER INCOME (EXPENSE):
Interest income	142	77	350	279
Gain/(loss) on derivative	(79,124)	63,460	(34,065)	209,439
Interest expense	(25,492)	(25,250)	(76,486)	(75,750)
Other income (expense)	(5)	-	(4)	-
Total Other Income (Expense)	(104,479)	38,287	(110,205)	133,968
INCOME (LOSS) BEFORE INCOME TAXES	(164,798)	(88,663)	(281,994)	(120,895)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(164,798)	$(88,663)	$(281,994)	$(120,895)

BASIC INCOME PER COMMON SHARE	$(0.01)	$(0.008)	$(0.03)	$(0.01)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631	11,265,631	11,265,631
DILUTED INCOME PER COMMON SHARE -	$(0.01)	$(0.008)	$(0.03)	$(0.01)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(281,994)	$(120,895)
Adjustments to reconcile net income to net cash used by operating activities:
Interest to be paid with stock	75,750	75,750
Depreciation and amortization expense	-	36
Loss (gain) on derivative instruments	34,065	(209,439)
Change in assets and liabilities:
Accounts receivable	(31,007)	126,073
Prepaid expenses	17,259	8,214
Accounts payable	47,297	(3,974)
Accrued expense	39,919	(34,707)
Deferred revenue	(877)	28,036
Net Cash Provided/(Used) by Operating Activities	(99,588)	(130,906)

Cash Flows from Investing Activities:	-	-
Net Cash Provided/ (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceed from insurance financing	22,216	-
Re-payment of insurance financing	(15,394)	-
Net Cash Provided/ (Used) by Financing Activities	6,822	-

Net Increase (Decrease) in Cash	(92,766)	(130,906)
Cash at Beginning of Period	206,352	481,115
Cash at End of Period	$113,586	$350,209

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	-	-
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Nine Months Ended
	September 30,
NON-CASH EXPENDITURES	2017	2016
Depreciation expense	-	36
Interest expense to be paid with stock	75,750	70,750
Change in FMV of derivative liability	79,124	(209,439)
Total non-cash expenditures	154,874	(138,653)

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2017, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2017 and 2016, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2017 and 2016, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $27,653 and $26,427 for the periods ending September 30, 2017 and 2016, respectively.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	September 30, 2017	December 31, 2016

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,384)	(36,384)
Property & equipment, net		$-	$-

Depreciation expense for the periods ended September 30, 2017 and 2016 was $0 and $36, respectively.

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. On September 9, 2014 the greenshoe expired unexercised.  On March 9, 2015, the Note matured. As the note has not been paid nor extended, the outstanding principal, plus accrued but unpaid interest, liquidated damages, and other amounts, became due and payable at the election of the holder.  The holder has not made such an election.

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of September 30, 2017, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of September 30, 2017, the Company had accrued interest payable on the debenture of $309,552.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTE PAYABLE

On January 20, 2017, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $22,216 at 6.00% interest, and the note will be repaid in 10 equal installments of $2,883.  As of September 30, 2017, the balance of the note payable was $6,822.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 9, 2015, and March 31, 2015, the fair value of the unregistered conversion feature of the Note Payable based on the following assumptions (Life 0, risk-free interest rate 0, volatility of 0, and stock price of $.15 and conversion price of $.25) was $0, resulting in the recording of a gain totaling $311,244. As of September 30, 2017, the fair value of the warrants based on the following assumptions (Life .94 years, risk free interest rate 1.24%, volatility of 200.32%, stock price of $.08 and exercise price of $.50) was $87,553, and a loss totaling $79,124 was recorded for the nine months ended September 30, 2017.

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

Level 2: Financial assets and financial liabilities whose values are based on the following:

Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in non-active markets or Valuation models whose inputs are observable, directly, or indirectly, for substantially the full term of the assets or liability

Level 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of September 30, 2017:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(87,553)
As of December 31, 2016
Derivative liability – Conversion feature of warrants	-	-	(53,488)

NOTE 8 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2017, 11,265,631 shares were issued and outstanding.

NOTE 9 – WARRANTS AND GREENSHOE

A summary of the status of the warrants granted is presented below for the six months ended:

	September 30, 2017		December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years.  On September 9, 2017, these warrants were extended one year to September 9, 2018.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,400,000 as of September 30, 2017, with an offsetting valuation allowance of the same amount. The changes in the valuation allowance for the nine months ended September 30, 2017 was approximately $53,000.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for $1,525 a month through June 2020.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2017 are as follows:

Twelve months ending September 30,	Lease Payments
2018	62,328
2019	18,300
2020	12,200
2021	-
Thereafter	-
Total Minimum Lease Payments	$92,828

Lease expense charged to operations was $57,578 and $57,438 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 12 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months		For the Nine Months
	September 30		September 30
	2017	2016	2017	2016

Income (loss) from continuing operations available to common stockholders (numerator)	$(164,798)	$(88,663)	$(281,994)	$(120,895)
Income (loss) available to common stockholders (numerator)	(164,798)	(88,663)	(281,994)	(120,895)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	11,265,631	11,265,631	11,265,631

At September 30, 2017 and 2016, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 7,620,648 and 6,217,870, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the third quarter of 2017.

During the third quarter of 2017, FHA experienced a 2% decrease in revenue over the third quarter of 2016.  This was driven by a decrease in our Billings, Montana businesses, which was partially off-set by an increase in home healthcare business in Casper, Wyoming.

During the second third of 2017, we have seen a significant decrease in the utilization staffing services in Billings, Montana as facilities that use our services receive directives to remove and reduce the use of staffing services. As for our operations, we anticipate the trends seen in the third quarter of 2017 to continue into the fourth quarter of 2017.  We anticipate a continued slowing of the use of our staffing services.  We also anticipate a slowing of the utilization of our home healthcare business in Billings.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Staffing

Interim offices provide nurses, nurse aides and management services to hospitals, prisons, schools, corporations and other health care facilities.  Interim’s success is based on our ability to recruit the best health care professionals and the responsiveness of our local managers to fill the needs of our clients in a timely manner.   Additionally, we work with our clients should they decide they would like to hire our service professionals on a full-time basis.  Another key to our success is the personal relationship that our management and sales team build with each of our existing and new clients.  As noted previously, in order to reduce turnover of our service team by providing as many hours as possible, similar to the hours of a full-time employee, we utilize the same service team members across all payer sources.

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

Results of Operations

Nine Months Ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017, FHA recorded revenues of $2,790,436, a 5% decrease over revenues of $2,925,596 for the same period in 2016.  The decrease for 2017 reflects a decrease in revenue within our staffing and home healthcare services in the Billings, Montana location, with an off-set from an increase in revenue in home healthcare in Casper, Wyoming.

For the nine months ended September 30, 2017, cost of services totaled $2,019,050, a 9% decrease compared to $2,227,149 in the comparable period of 2016. This is a reflection of the costs associated with the change in the mix of revenue, with a shift away from staffing combined with an increase in efficiency. FHA posted a gross profit of $771,386 during the first nine months of 2017, versus a gross profit of $698,447 for the first nine months of 2016, an increase of 10%.

FHA recorded total operating expenses of $943,175 during the first nine months of 2017, a 1% decrease as compared to operating expenses of $953,310 in the same period of 2016.  General and administrative expenses totaled $319,878 in the first nine months of 2017 versus $298,021 in the first nine months of 2016, an increase of 7%, due to an increase in legal fees and insurance expenses.  Consulting fees decreased from $103,447 to $85,952 when comparing the first nine months of 2016 versus 2017.  The decrease was driven by a reduction in outside consultants used in 2017 in our Casper location. Salaries, wages and related expenses decreased to $509,693 in the first nine months of 2017 from $523,392 in 2016, a decrease of 3% due to a decrease in personnel associated with turnover.  Selling expenses in the first nine months of 2017 were $27,652 versus $28,450 in the comparable period of 2016.

For the first nine months of 2016, other income included $209,439 for recognition of a gain on the derivative liability and $75,750 of interest expense on the note payable.

For the first nine months of 2017, other expense included $34,065 for recognition of a loss on the derivative liability and $75,750 of interest expense on the note payable.

FHA’s net loss available to common shareholders was $281,994 for the first nine months of 2017.  This represents a $161,099 increase from our net loss of $120,895 in the first nine months of 2016.

Three Months Ended September 30, 2017 and 2016.

During the three months ended September 30, 2017, FHA recorded revenues of $839,585, a 2% decrease over revenues of $856,039 for the same period in 2016.  The decrease for 2017 reflects a decrease in revenue within our staffing and home healthcare services in the Billings, Montana location, with an off-set from an increase in revenue in home healthcare in Casper, Wyoming.

For the quarter ended September 30, 2017, cost of services totaled $608,299, a 10% decrease as compared to $678,021 in the comparable period of 2016. This is a reflection of the costs associated with the change in the mix of revenue, with a shift away from staffing combined with an increase in efficiency, thus resulting in FHA posting a gross profit of $231,286 during the third quarter 2017, versus a gross profit of $178,018 for the third quarter of 2016, an increase of 30%.

FHA recorded total operating expenses of $291,605 during the third quarter of 2017, a 4% decrease as compared to operating expenses of $304,968 in the same period of 2016.  General and administrative expenses totaled $104,314 in the third quarter 2017 versus $97,214 in the third quarter 2016, an increase of 4%, driven by an increase in office supplies during the third quarter of 2017.  Consulting fees decreased to $17,969 from $23,587 when comparing the third quarter of 2017 versus 2016 due to a decrease usage of outside consultants in 2017 in our Casper location. Salaries, wages, and related expenses decreased to $161,957 in the third quarter of 2017 from $176,297 in 2016, a decrease of 8% due to a decrease in personnel associated with turnover.  Selling expenses in the third quarter of 2017 were $7,365 versus $7,870 in the comparable quarter of 2016.

For the third quarter of 2017, other expense included $79,124 for recognition of a loss on the derivative liability versus a $63,460 gain recognized for the same period in 2016.

FHA’s net loss available to common shareholders was $164,798 for the third quarter of 2017.  This is a $76,135 increase from our net loss of $88,663 in the third quarter of 2016.

Liquidity and Capital Resources.

Cash on hand was $113,586 at September 30, 2017, a decrease of $92,766 from the $206,352 on hand at December 31, 2016.  Cash used in operations for the nine months ended September 30, 2017, was $99,588, versus cash used by operation of $130,906 for the nine months ended September 30, 2016.  The decrease is a reflection of the operating results during the first nine months of 2017.

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

As of September 30, 2017, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On June 17, 2016 and June 30, 2016 two complaints were filed with the Federal Equal Employment Opportunity Commission (EEOC) and the Wyoming State Department of Labor against the Company, alleging discrimination on the basis of sex and disability.  The complaints do not seek any specific monetary relief.  The complaints are being mediated by the Wyoming State Department of Labor. The Wyoming State Department of Labor issued a notice of dismissal for one of the complaints.  After reviewing the facts and circumstances, the Company believes the claims made are weak, at best, and the Company has retained counsel and intends to continue a vigorous defense. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints, and we do not expect it will have a material financial impact on the Company.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended September 30, 2017, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	11/9/17	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/9/17	/s/ John Busshaus
John Busshaus
Chief Financial Officer