Form 10-K
period 2017-12-31
Future Healthcare of America
filed 2018-03-28
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of ‘‘large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    [   ]   Accelerated filed [   ]    Non-accelerated filer  [   ]    Smaller reporting company  [X]

   Emerging growth company  [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,520,286, based on the closing bid price of the registrant’s common stock on June 30, 2017.

As of March 27, 2018, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

FHA's net loss available to common stockholders was $371,066, or $0.03 per share and $283,673, or $0.03 per share, for the years ended December 31, 2017 and 2016, respectively.  Because we need to cover incremental costs for increased billing code requirements, we expect to incur increasing expenses, and as a result, we will need to generate additional revenues to achieve and maintain profitability.  We cannot assure you that we will ever be able to operate profitably.

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

Item 2.  Properties.

FHA’s corporate offices are located at 5001 Baum Blvd, Suite 770, Pittsburgh, PA 15213.  They consist of approximately 3,000 square feet of space.  FHA also maintains offices in Casper, Wyoming and Billings, Montana for our Interim Healthcare operation, which are rented for $4,892 and $1,525 per month, respectively.  The Casper lease ends June 2018, and the Billings lease ends May 2020.

Item 3.  Legal Proceedings.

On June 17, 2016 and June 30, 2016 two complaints were filed, one with the Federal Equal Employment Opportunity Commission (EEOC) and one with the Wyoming State Department of Labor against the Company, alleging discrimination on the basis of sex and disability.  The complaints do not seek any specific monetary relief.  The complaints are being mediated by the Wyoming State Department of Labor, and the U.S. Equal Employment Opportunity Commission. The Wyoming State Department of Labor issued a notice of dismissal for one of the complaints.  After reviewing the facts and circumstances, the Company believes the claims made are weak, at best, and the Company has retained counsel and intends to continue a vigorous defense. On March 6, 2018, which is subsequent to the end of the period covered by this Annual Report, a complaint was filed with the Wyoming Court of Natrona county, alleging violation of the Wyoming Fair Employment Practices Act of 1965 for discrimination based upon sex, disability and retaliation.  The complaint does not seek any specific monetary relief. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints.

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

The quarterly high and low closing sales prices for our shares of common stock since public trading of these shares began are as follows:

Fiscal Years 2016 and 2017	Low	High
January 1, 2016 through March 31, 2016	$0.08	$0.11
April 1, 2016 through June 30, 2016	$0.0602	$0.0807
July 1, 2016 through September 30, 2016	$0.07	$0.078
October 1, 2016 through December 31, 2016	$0.07	$0.20
January 1, 2017 through March 31, 2017	$0.08	$0.10
April 1, 2017 through June 30, 2017	$0.04	$0.0811
July 1, 2017 through September 30, 2017	$0.0811	$0.10
October 1, 2017 through December 31, 2017	$0.0251	$0.085

We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future.  Management intends to use all available funds for the development of our plan of operation.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Equity Compensation Plan Information

The following information is provided as of December 31, 2017:

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

We have not issued any unregistered securities during the calendar year ended December 31, 2017 that have not already been reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we continue to take steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service, while down during 2017, continued to provide a consistent stream of revenue through 2017, while our staffing business saw minimal growth in 2017.  We experienced a decline in revenue in our home healthcare business in both Billings, Montana and Casper, Wyoming.  We continued to see downward pressure on reimbursement rates throughout 2017, and competition continues to increase from small startup healthcare agencies and providers.

In 2018, we are approaching our healthcare business by re-evaluating each payer source, competition and focusing our marketing on higher margin opportunities.  As for our operations in Billings, Montana and its focus on the medical staffing industry, we anticipate a similar level in the demand for our medical staffing services during the upcoming year.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities are being managed as the offices experience fluctuations in the day-to-day operations and as we embark on new business opportunities.

Our home healthcare business continues to be the revenue generator for our Company as our country's population ages and new methods of patient data capture become critical components for delivering high quality, affordable healthcare services in a patient's home.  Although this has been a gradual process, we believe we have positioned our business to handle the fluctuations of the staffing business that we can encounter, and we will continue to look to obtain additional business that can deliver higher gross margins during 2018.

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

Accounts Receivable – We evaluate the creditworthiness of our customers based on their financial information, if available, as well as information obtained from suppliers and past experiences with customers.  In some instances, we require new customers to make prepayments.  Accounts receivable consist of trade receivables arising in the normal course of business. Any allowance established is subject to judgment and estimates made by management.  The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. We established an allowance for doubtful accounts of $20,200 and $20,200 at December 31, 2017 and 2016, respectively.

Results of Operations.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Fiscal year ended December 31, 2017 compared to fiscal year ended December 31, 2016:

During 2017, FHA recorded revenues of $3,613,662, a 6% decrease over revenues of $3,840,132 for the same period in 2016.  The decrease for 2017 reflects the impact of competition, the decrease in needs for our services in 2017, especially staffing services.

In 2017, cost of services totaled $2,655,000, a 10% decrease as compared to $2,942,512 in 2016. This is a reflection of the increased utilization of personnel to service our client base personnel levels being more properly managed during 2017 within our Casper, Wyoming location. As a result, FHA posted a gross profit of $958,662 during 2017, versus a gross profit of $897,620 for 2016, an increase of 7%.

FHA recorded total operating expenses of $1,247,488 during 2017, a 3% decrease as compared to operating expenses of $1,290,675 in the same period of 2016.  General and administrative expenses totaled $538,700 in 2017 versus $542,592 in 2016, a decrease of 1%, due to a focus on controlling expenses during 2017. Salaries, wages and related expenses decreased to $671,289 in 2017 from $711,593 in 2016, due to a decrease in personnel and a decrease in wages paid to management personnel during 2017.  Selling expenses in 2017 were $37,499 versus $36,490 in 2016.

FHA’s net loss available to common shareholders was $380,559 in 2017.  This represents an $96,886 increase from our net loss of $283,673 in 2016.  The increase in our net loss was driven by a decrease in gain on derivative liability of $200,282, offset by the $104,229 reduction in loss of operations year over year.

Liquidity and Capital Resources.

2017 compared to 2016

Cash on hand was $158,072 at December 31, 2017, a decrease of $48,280 over the $206,352 on hand at December 31, 2016.  Cash used by operations for 2017, was $48,280, a decrease of $226,483 over the $274,763 cash used by operations for 2016.  This decrease in cash used by operations was driven from our operating results coupled with a decrease in our accounts receivable balance at year end 2017 compared to 2016.

Cash on hand at December 31, 2017 is not sufficient to sustain operations for the next twelve months.  While there can be no guarantees, the Company believes it has sufficient accounts receivable balances to meet short term obligations, and will make necessary changes to operations to meet long term operating capital requirements.

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

Item 8.  Financial Statements and Supplementary Data.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	16

Consolidated Balance Sheets as of December 31, 2017 and 2016	17

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016	18

Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016	19

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	20

Notes to Consolidated Financial Statements	21

Gregory & Associates, LLC [Letterhead]

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

Pittsburgh, Pennsylvania 15213

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets Future Healthcare of America and subsidiaries (“the Company”) as of  and , and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended  and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of  and , and the results of its operations and its cash flows for each of the years in the two year period ended , in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception, an accumulated significant deficit and has a short-term note payable in excess of assets. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our Audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

Salt Lake City, Utah

March 28, 2018

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017		December 31, 2016
CURRENT ASSETS:
Cash	$ 158,072		$ 206,352
Accounts receivable	400,584	[1]	473,388	[1]
Prepaid expenses	31,390		60,799
Deferred tax asset, net	-		-
Total current assets	590,046		740,539

Total assets	$ 590,046		$ 740,539

CURRENT LIABILITIES:
Accounts payable	103,787		70,658
Accrued expenses	548,052		350,715
Derivative liability	43,726		53,488
Deferred revenue	12,832		3,470
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $0, respectively	1,010,000		1,010,000
Total current liabilities	1,718,397		1,488,331

Total liabilities	1,718,397		1,488,331

STOCKHOLDERS' EQUITY
Common stock	11,266		11,266
Additional paid-in capital	1,313,160		1,313,160
Retained Earnings (accumulated deficit)	(2,452,777)		(2,072,218)
Total stockholders' equity	(1,128,351)		(747,792)
Total liabilities and stockholders' equity	$ 590,046		$ 740,539

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	December 31, 2017	December 31, 2016
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2017	December 31, 2016

Revenue	$ 3,613,662	$ 3,840,132
Cost of Revenue	2,655,000	2,942,512
Gross Profit	958,662	897,620

OPERATING EXPENSES

Selling expenses	37,499	36,490
General and administrative	538,700	542,592
Salaries, wages and related expenses	671,289	711,593
Total Operating Expenses	1,247,488	1,290,675
Loss from operation	(288,826)	(393,055)

OTHER INCOME (EXPENSE):

Interest income	523	338
Gain on derivative instrument	9,762	210,044
Interest expense	(102,014)	(101,000)
Other expense	(4)	-
Total Other Income (Expense)	(91,733)	109,382
Loss from operations before tax	(380,559)	(283,673)

Current Income Tax Expense (Benefit)	-	-
Deferred Income Tax Expense (Benefit)	-	-
Net Loss	$ (380,559)	$ (283,673)

BASIC AND DILUTED LOSS PER COMMON SHARE AVAILABLE TO COMMON SHAREHOLDERS	$ (0.03)	$ (0.03)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit

Balance at December 31, 2015	11,265,631	$11,266	$1,313,160	$(1,788,545)

Net loss for the year ended December 31, 2016	-	-	-	(283,673)

Balance at December 31, 2016	11,265,631	$11,266	$1,313,160	$(2,072,218)

Net loss for the year ended December 31, 2017	-	-	-	(380,559)

Balance at December 31, 2017	11,265,631	$11,266	$1,313,160	$(2,443,284)

See accompanying notes to these unaudited consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2017	December 31, 2016

Cash Flows from Operating Activities
Net loss	$ (380,559)	$ (283,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (Gain) on derivative instruments	(9,762)	(210,044)
Depreciation and amortization expense	-	36
Change in assets and liabilities:
Accounts receivable	72,804	96,085
Prepaid expenses	29,409	(5,329)
Accounts payable	33,129	4,989
Accrued expense	197,338	104,689
Deferred revenue	9,361	18,484
Net Cash Provided by (Used in) Operating Activities	(48,280)	(274,763)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Net Cash Provided by (Used in) Financing Activities	-	-

Net Increase (Decrease) in Cash	(48,280)	(274,763)
Cash at Beginning of Period	206,352	481,115
Cash at End of Period	$ 158,072	$ 206,352
Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	1,014	-
Income taxes	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

	For the Years Ended
	December 31,
NON-CASH EXPENDITURES	2017	2016

Depreciation expense	-	36
Interest expense to be paid with stock	101,000	101,000
Change in FMV of derivative liability	(9,762)	(210,044)
Total non-cash expenditures	(91,238)	(109,008)

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Future Healthcare of America (“FHA”), a Wyoming corporation, was formed on June 22, 2012. On November 14, 2014, FHA organized Future Healthcare Services Corp. (“FHS”), and transferred all the shares of Interim to FHS. Interim Healthcare of Wyoming, Inc. (“Interim”), a Wyoming corporation, a wholly owned subsidiary of FHS, was organized on September 30, 1991.  Interim operates primarily in the home healthcare and healthcare staffing services in Wyoming and Montana.  On April 3, 2007, Interim purchased the operations of Professional Personnel, Inc., d.b.a., Professional Nursing Personnel Pool.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At December 31, 2017, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable – Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2017 and 2016, the Company has an allowance for doubtful accounts of $20,200 and $20,200, respectively, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2017 and 2016, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs – Advertising costs are expensed as incurred and amounted to $37,499 and $35,454 for the periods ending December 31, 2017 and 2016, respectively.

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

Recently Enacted Accounting Standards - In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. Management does not believe the adoption of the standard will have a material impact on the Company’s present or future financial statements

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses, an accumulated deficit and has a short-term note payable in excess of assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	December 31, 2017	December 31, 2016

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,384)	(36,384)
Property & equipment, net		$-	$-

Depreciation expense for the periods ended December 31, 2017 and 2016 was $0 and $36, respectively.

NOTE 4 – VARIABLE RATE SENIOR SECURED CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. On September 9, 2014 the greenshoe expired unexercised.  On March 9, 2015, the Note matured. As the note has not been paid nor extended, the outstanding principal, plus accrued but unpaid interest, liquidated damages and other amounts, became due and payable at the election of the holder.  The holder has not made such an election. Effective December 14, 2017, the conversion price was reduced from $0.25 per share to $0.10 per share.

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of September 30, 2015, the Company amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of December 31, 2017 and 2016, the Company had accrued interest payable on the debenture of $334,802 and $233,802.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability until the registration of the shares becomes effective.  As of December 31, 2017, the fair value of warrants based on a binomial model using the following assumptions (Life 0.69 years, risk free interest rate 1.53%, volatility of 219.6%; stock price of $.05 and exercise price of $.50) was $43,726, resulting in the recording of a gain totaling $9,762 during 2017.

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

Level 2: Financial assets and financial liabilities whose values are based on the following:

Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in non-active markets or Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the assets or liability.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

Level 1

Level 2

Level 3

As of December 31, 2017

Derivative liability - Registration rights of

     Debenture and warrants

-

-

(43,726)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of December 31, 2017, 11,265,631 shares were issued and outstanding.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – WARRANTS

 A summary of the status of the warrants granted is presented below for the twelve months ended:

	December 31, 2017		December 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years. On September 9, 2017 the expiration date of the warrants was extended to September 9, 2018.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.  At December 31, 2017 and 2016, the total of all deferred tax assets was $939,351 and $1,296,820, respectively, and the total of the deferred liabilities was $0 and $0, respectively.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. . Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $939,351 and $1,296,820 for the years ended December 31, 2017 and 2016.  The change in the valuation allowance for the year ended December 31, 2017 and 2016 was $357,468 and $141,931, respectively.

The components of income tax expense (benefit) from continuing operations for the Years ended December 31, 2017 and 2016 consist of the following:

	For the Years Ended
	December 31,
	2017	2016
Current tax expense:
Federal	$-	$-
State	-	-
Current tax expense	-	-

Deferred tax expense (benefit):
Wage Accrual	(38.999)	-
Goodwill	46,383	46,383
Revaluation of deferred tax asset	498,576	-
Valuation Allowance	(357,468)	141,931
Net operating loss carryforward	(148,492)	(188,314)
Subtotal deferred tax expense/(benefit)	-	-
Income tax expense/(benefit)	$-	$-

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES – Continued

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.  A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows:

	For the Years Ended
	December 31,
	2017	2016

Computed tax at the expected statutory rate	$(129,390)	$(96,449)
State and local income taxes, net of federal	47,494	(8,727)
Other non-deductible expenses	(3,042)	(36,755)
Change in federal corporate tax rate	498,576	-
Other items	(56,170)	-
Valuation Allowance	(357,468)	141,931
Income tax expense/(benefit)	$-	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$4,781	$7,318
Accrued wages	25,476	-
Goodwill - impaired	454,507	695,744
Goodwill – tax amortization	(346,687)	(484,313)
Depreciation	73	112
Net operating loss carryforward	801,201	1,077,959
Valuation allowance	(939,351)	(1,296,820)
Net term deferred tax assets (liabilities)	$-	$-

At December 31, 2017, the company has loss carryforwards of approximately $3,375,920 that expire in various years through 2037.

We file U.S. federal, and U.S. states returns, and we are generally no longer subject to tax examinations for years prior to 2014 for U.S. federal and U.S. states tax returns.

NOTE 10 - LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for $1,525 a month through May 2020.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2017 are as follows:

Year ending December 31:	Lease Payments
2018	47,652
2019	18,300
2020	7,625
Thereafter	-
Total Minimum Lease Payment	$73,577

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – LEASES – Continued

Lease expense charged to operations was $76,829 and $76,584 for the periods ended December 31, 2017 and 2016, respectively.

NOTE 11 –LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	December 31, 2017	December 31, 2016

Loss from continuing operations available to common stockholders (numerator)	$(380,559)	$(283,673)
Loss available to common stockholders (numerator)	(380,559)	(283,673)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	11,265,631

At December 31, 2017 and 2016, the Company had 3,030,000 and 3,030,000, respectively warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 14,241,759 and 6,568,564, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

On February 9, 2018, a former employee filed a lawsuit against Interim Healthcare of Wyoming, claiming wrongful termination.

On March 6, 2018, a complaint was filed with the Wyoming Court of Natrona county, alleging violation of the Wyoming Fair Employment Practices Act of 1965 for discrimination based upon sex, disability and retaliation.  The complaint does not seek any specific monetary relief. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints.

FUTURE HEALTHCARE OF AMERICA AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATION OF REVENUES

For 2017 and 2016, Medicare and Medicaid reimbursement was 37% and 36% of revenue, respectively.

The following is a break out of revenue by major customer:

	2017	2016
Medicare	$ 879,841	$ 736,046
Medicaid	471,059	639,844
All Other	2,262,762	2,464,242
Total Sales	$ 3,613,662	$ 3,840,132

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of the filing of this report

On February 9, 2018, a former employee filed a lawsuit against Interim Healthcare of Wyoming, claiming wrongful termination.

On March 6, 2018, a complaint was filed with the Wyoming Court of Natrona county, alleging violation of the Wyoming Fair Employment Practices Act of 1965 for discrimination based upon sex, disability and retaliation.  The complaint does not seek any specific monetary relief. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints.

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

Our management evaluated, with the participation of our CEO and CFO, the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the CEO and CFO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2017 at the above-described reasonable assurance level.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

Item 9B. Other Information

None; not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth:

•

the names of our current directors and executive officers,

•

their ages as of March 27, 2018, which is the date for filing of this 10-K; and

•

the capacities in which they currently serve FHA :

Name	Age	Position(s)	Served in Position Since
Christopher J. Spencer	49	Chief Executive Officer and Chairman of the Board	2012
John Busshaus	54	Chief Financial Officer	2012
Denis Yevstifeyev	36	Director	2012
Douglas Polinsky	58	Director	2012
J. Gregory Smith	48	Director	2012

Christopher Spencer has served as our Chief Executive Officer, President and as a director of FHA since its inception on June 22, 2012.  Mr. Spencer has been responsible for our overall direction since our inception and has been instrumental in leading us to our current position in the home healthcare industry.  From 2015 to present, Mr. Spencer serves as Chief Executive Officer and director of Liberated Syndication Inc., an issuer with securities registered under Section 12 of the Exchange Act. From 1996 to present, Mr. Spencer serves as Chief Executive Officer and director of FAB Universal Corp, an issuer with securities registered under Section 12 of the Exchange Act.  Mr. Spencer also served as a member of the Board of Directors for Anpath Group Inc. from February, 2013, through November, 2015. From 1994 until 1996, Mr. Spencer founded and worked for ChinaWire, Inc., a high-technology company engaged in financial remittance between international locations and China.  Mr. Spencer worked for Lotto USA, Inc. from 1992-1994, where he was founder and Chief Executive Officer for the Pennsylvania computer networking company.  From 1990 until 1992, Mr. Spencer worked for John Valiant, Inc., and was responsible for business concept development and obtaining financing.

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

Denis Yevstifeyev has served as a Director of FHA since its inception on June 22, 2012.  Mr. Yevstifeyev currently serves as a director for FAB Universal Corp. and Liberated Syndication Inc., a subsidiary of FAB Universal Corp.  From December 2017 to present, Mr. Yevstifeyev served as Vice President of Financial Planning & Analysis and Procurement for Dream Center Education Holdings. From 2009 to 2012, and from 2015 to 2017, Mr. Yevstifeyev served as the Director of Financial Planning & Analysis for Education Management Corporation.  From 2012 to 2015, Mr. Yevstifeyev owned and operated his commercial printing company.  From 2007 to 2008, Mr. Yevstifeyev served as Sr. Financial Reporting Analyst for American Eagle Outfitters, Inc, in Pittsburgh.  His duties included: preparing and analyzing various internal and external financial reports; researching new accounting pronouncements and evaluating any impact on the financial statements.  He also reviewed accounting workpapers and prepared the company’s SEC filings for forms 8-K, 10-Q and 10-K.  From 2005 to 2007, Mr. Yevstifeyev worked for Schneider Downs, Inc., where he worked on Sarbanes-Oxley compliance engagements. In 2005, Mr. Yevstifeyev graduated with a Bachelor of Science degree in Business from Washington and Jefferson College.  He also graduated with honors from the Moscow Bank College of the Central Bank of Russia in Moscow with a degree in Finance in 2000.  From 2002 to 2003, Mr. Yevstifeyev served as the Settlement Department Manager for SDM BANK in Moscow, where he dealt with domestic and international corresponding banks, among other responsibilities.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us with respect to fiscal 2017 and on representations that no other reports were required, we believe that during the 2017 fiscal year all applicable Section 16(a) filing requirements were met.

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

Item 11.  Executive Compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the compensation committee (i) was an officer or employee of the Company or a subsidiary of the Company during 2017, (ii) was formerly an officer of the Company or a subsidiary of the Company, or (iii) had any relationship required to be disclosed pursuant to Item 404 of Regulation S-K.

During fiscal 2017, none of the Company’s executive officers served as (i) a member of a compensation committee of another company, one of whose executive officers served on the Company’s compensation committee; (ii) a director of another company, one of whose executive officers served on the Company’s compensation committee; or (iii) a member of a compensation committee of another company, one of whose executive officers served as one of the Company’s directors.

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

Our performance for fiscal 2017 was not on targeted levels.

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

In 2017, our named executives’ annual salaries were zero.  There was no increase in salary during 2017.

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

In fiscal year 2017, discretionary bonuses were not awarded to the executive officers.

Our Compensation Committee believes that we have executed on our compensation philosophy given the level of Company performance in fiscal 2017.

Long-Term Incentive Compensation.   In 2017, we did not have any such compensation plan.

In fiscal 2018, we plan to execute a long-term incentive design that will utilize stock options or restricted stock. For senior management, including named executives, the primary emphasis will be on stock awards. This results primarily in senior management focus on stock price performance, directly aligning the interests of executives with the interests of stockholders. It also puts a higher percentage of long-term compensation at risk as the design delivers less immediate value to executives.

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

Perquisites.    Eligible employees, including named executives, participate in various other employee benefit plans, including medical and dental care plans; flexible spending accounts for health care; life, accidental death and dismemberment and disability insurance; and vacation plans. The primary purpose of providing these plans and limited perquisites to senior executives is to attract and retain talented executives to manage the Company. With respect to non-insurance perquisites, we prefer to take a minimalist approach. For fiscal 2017, the Company did not have executive non-insurance perquisites.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Douglas Polinsky, Chairman

J. Gregory Smith

Denis Yevstifeyev

Summary Compensation Table

The following sets forth the compensation of FHA’s Chief Executive Officer during fiscal 2017, and the other persons who served as executive officers during fiscal 2017. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2017.

SUMMARY COMPENSATION TABLE – FISCAL 2017

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in Pension Value and Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chris Spencer – CEO	2017	(1)50,000	0	0	0	0	0	0	50,000
	2016	50,000	0	0	0	0	0	0	50,000
	2015	50,000	0	0	0	0	0	0	50,000

John Busshaus – CFO	2017	(1)50,000	0	0	0	0	0	0	50,000
	2016	50,000	0	0	0	0	0	0	50,000
	2015	50,000	0	0	0	0	0	0	50,000

(1) Earned but not paid as of 12/31/17.

Restricted Stock Awards

There were no issuances of restricted stock award during fiscal 2017 to any named executive.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding equity awards for the named executives as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

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

Grants of Plan-Based Awards for 2017

There were no plan-based equity awards made to our executive officers during fiscal 2017.

 Option Exercises and Stock Vested

The following table sets forth information concerning fiscal 2017 option exercises and restricted stock that vested during fiscal 2017 for the named executives.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2017

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

Other Potential Post-Employment Payments

As of December 31, 2017, there were no named executives with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

As of December 31, 2017, we had no stock option plans

No Loans for Option Exercises.    It is our policy to not make loans to employees or officers for the purpose of paying for the exercise of stock options.

Stockholder Approval of Equity Compensation Plans.    The following table presents information as of December 31, 2017, about our common stock that may be issued upon the exercise of options granted to employees, consultants or members of the Board of Directors under all of our existing equity compensation plans and individual arrangements.

Plan Category	Maximum shares to be issued upon exercise of options	Weighted-average exercise price of outstanding options	Shares remaining available for future issuance under existing equity compensation plans (excluding shares reflected in first column)
Plans approved by stockholders	0	$0.00	0
Plans not approved by stockholders	0	0.00	0

Total	0	$0.00	0

DIRECTOR COMPENSATION

In 2017, we did not pay our non-employee directors a cash retainer. In 2018, the Board of Directors will consider stock options or other appropriate equity incentive grants to the outside directors. We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board. Salaried executives who serve as directors are not paid for their services as directors and accordingly, Christopher Spencer is not included in the director compensation table below.

The following table sets forth the compensation we paid our non-employee directors in 2017. Unless otherwise noted, the amounts shown represent what was earned in fiscal 2017.

DIRECTOR COMPENSATION TABLE – FISCAL 2017

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Doug Polinsky	0	0	0	0	0	0	0
J. Gregory Smith	0	0	0	0	0	0	0
Denis Yevstifeyev	0	0	0	0	0	0	0

As of December 31, 2017, there were no stock options outstanding that were granted to the outside directors.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of March 27, 2018 regarding the beneficial ownership of our common stock, for:

•	each person (or group of affiliated persons) who, insofar as we have been able to ascertain, beneficially owned more than 5% of the outstanding shares of our common stock;
•	each director;
•	each named executive; and
•	all directors and executive officers as a group.

We relied on information received from each stockholder as to beneficial ownership, including information contained on Schedules 13D and 13G and Forms 3, 4 and 5.  As of March 27, 2018 there were 11,265,631 shares of common stock outstanding.

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
(2)

The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from March 27, 2018, and the total outstanding shares used to calculate each beneficial owner’s percentage includes such shares, although such shares are not taken into account in the calculations of the total number of shares or percentage of outstanding shares. Beneficial ownership as reported does not include shares subject to option or conversion that are not exercisable within 60 days of March 27, 2018.

Changes in Control

There are no known arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

During the fiscal year ended December 31, 2017, there were no transactions, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to FHA by its principal auditor during the calendar years ended December 31, 2017 and 2016:

Fee category	2017	2016
Audit Fees (1)	$51,000	$51,500
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$51,000	$51,500

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Consolidated Balance Sheets of Future Healthcare of America and subsidiaries as of December 31, 2017 and 2016

Consolidated Statements of Operations of Future Healthcare of America and subsidiaries for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders' Equity of Future Healthcare of America and subsidiaries for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows of Future Healthcare of America and subsidiaries for the years ended December 31, 2017 and 2016

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE HEALTHCARE OF AMERICA

Date:	3/28/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	3/28/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President

Date:	3/28/18	/s/ John Busshaus
John Busshaus
Chief Financial Officer