Form 10-Q
period 2018-03-31
Future Healthcare of America
filed 2018-05-04
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ‘‘large accelerated filer”, “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 2, 2018, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
CURRENT ASSETS:
Cash	$ 27,117	$ 158,072
Accounts receivable	489,012	400,584
Prepaid expenses	67,941	31,390
Total current assets	584,070	590,046

Deferred tax asset, net	-	-
Total assets	$ 584,070	$ 590,046

CURRENT LIABILITIES:
Accounts payable	157,737	103,787
Accrued expenses	566,527	548,052
Derivative liability	37,568	43,726
Deferred revenue	11,117	12,832
Notes payable	41,118	-
CONVERTIBLE SECURED DEBENTURE PAYABLE, net of discount of $0 and $0, respectively	1,010,000	1,010,000
Total current liabilities	1,824,067	1,718,397

Total liabilities	1,824,067	1,718,397

STOCKHOLDERS' DEFICIT
Common stock	11,266	11,266
Additional paid-in capital	1,313,160	1,313,160
Accumulated deficit	(2,564,423)	(2,452,777)
Total stockholders' deficit	(1,239,997)	(1,128,351)
Total liabilities and stockholders' deficit	$ 584,070	$ 590,046

Future Healthcare of America and Subsidiaries Balance Sheet (Parenthetical)
Statement of Financial Position	March 31, 2018	December 31, 2017
Allowance for doubtful accounts	20,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUE
Total Revenue	$772,258	$995,428

COST OF SERVICES
Total Cost of Services	541,459	701,485

Gross Profit	230,799	293,943

OPERATING EXPENSES
Selling expenses	10,543	17,084
General and administrative	109,916	125,929
Salaries, wages and related expenses	159,805	169,841
Consulting fees	42,758	47,299
Total Operating Expenses	323,022	360,153
LOSS FROM OPERATIONS	(92,223)	(66,210)

OTHER INCOME (EXPENSE):
Interest income	81	81
Interest expense	(25,661)	(25,475)
Gain on Derivative	6,158	20,667

Total Other Loss	(19,422)	(4,727)
LOSS BEFORE INCOME TAXES	(111,645)	(70,937)

CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(111,645)	$(70,937)

BASIC LOSS PER COMMON SHARE	(0.01)	(0.006)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631
DILUTED LOSS PER COMMON SHARE	(0.01)	(0.006)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631

The accompanying notes are an integral part of these financial statements.

FUTURE HEALTHCARE OF AMERICA
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2018	March 31, 2017

Cash Flows from Operating Activities
Net loss	$(111,645)	$(70,937)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest to be paid with stock	25,250	25,250
Depreciation and amortization expense	-	-
Gain on derivative instruments	(6,158)	(20,667)
Change in assets and liabilities:
Accounts receivable	(88,428)	(53,759)
Prepaid expenses	(36,551)	(9,689)
Accounts payable	53,950	45,366
Accrued expense	(6,776)	(10,231)
Deferred revenue	(1,715)	5,003
Net Cash Used by Operating Activities	(172,073)	(89,664)

Cash Flows from Investing Activities:

Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceed from financing insurances	49,151	22,216
Re-payment of insurance financing	(8,033)	(2,172)
Net Cash Provided by Financing Activities	41,118	20,044

Net Decrease in Cash	(130,955)	(69,620)
Cash at Beginning of Period	158,072	206,352
Cash at End of Period	$27,117	$136,732

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	411	225
Income taxes	-	-

     Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Three Months Ended
	March 31,
NON-CASH EXPENDITURES	2018	2017
Interest expense to be paid with stock	25,250	25,250
Change in FMV of derivative liability	(6,158)	(20,667)
Total non-cash expenditures	(19,092)	(4,583)

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At March 31, 2018, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At March 31, 2018 and 2017, the Company has an allowance for doubtful accounts of $20,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2018 and 2017, the Company adjusted the allowance for bad debt by $0.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $10,119 and $11,170 for the periods ending March 31, 2018 and 2017, respectively.

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

Revenue Recognition - On January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” which includes clarifying ASUs issued in 2015, 2016 and 2017 (“new revenue standard”).  The new revenue standard did not have a material impact on revenue recognition.  The Company does not expect the impact of the adoption of the new standard to be material to net income on an ongoing basis.

Revenue is recognized when performance obligations with the customer are satisfied which occurs when services are provided to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for providing services. The Company's sales contain performance obligations satisfied at a point in time when the services are provided.

Generally, the time between when revenue is recognized and when payment is due is not significant. Pre-payments received prior to satisfaction of performance obligations through the Recovery Audit Program or RAP payments from Medicare are recorded as a deferred revenue liability. Given the insignificant days between revenue recognition and receipt of payment, financing components do not exist between the Company and its customers.

The following table disaggregates revenue by category:

	For the three months ended March 31, 2018
	Medicare	Private Pay	Medicaid	Staffing	Ins.	Total
Wyoming	$183,872	$116,277	$46,200	$-	$14,297	$360,646
Montana	-	68,814	40,829	275,407	26,562	410,612
Total Revenues	$183,872	$185,091	$87,029	$275,407	$40,859	$772,258

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

Recently Enacted Accounting Standards - In February 2016, the FASB issued changes to the accounting for leases that primarily affect presentation and disclosure requirements. The new standard will require the recognition of a right to use asset and underlying lease liability for operating leases with an initial life in excess of one year. This standard is effective for us beginning in the first quarter of 2019. We have not yet determined the impact of the new standard on our consolidated financial statements.

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

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	March 31, 2018	December 31, 2017

Furniture, fixtures and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,384)	(36,384)
Property & equipment, net		$-	$-

Depreciation expense for the periods ended March 31, 2018 and 2017 was $0 and $0, respectively.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE DEBENTURE

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

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE DEBENTURE - Continued

As the note has not been paid nor extended, the outstanding principal, plus accrued but unpaid interest, liquidated damages and other amounts, became due and payable at the election of the holder.  The holder has not made such an election. Effective December 14, 2017, the conversion price was reduced from $0.25 per share to $0.10 per share.

The fair value of the beneficial conversion feature of the warrants and greenshoe totaled $952,254 and was recorded as a derivative liability. The Company recorded a discount on the note for beneficial conversion feature of the note. The $952,254 discount on the beneficial conversion feature was amortized as interest expense over the term of the note. As of March 31, 2018, the Company has amortized $952,254 of the discount, with no remaining unamortized discount being offset against the outstanding balance of the note in the accompanying balance sheet.  As of March 31, 2018, the Company had accrued interest payable on the debenture of $360,052.

On January 2, 2018, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $26,921 at 6.00% interest, and the note will be repaid in 10 equal installments of $3,079.  As of March 31, 2018, the balance of the note payable was $21,059.

On January 25, 2018, the Company financed the premium for liability insurance.  The Company borrowed $22,230 at 6.00% interest, and the note will be repaid in 10 equal installments of $2,287.  As of March 31, 2018, the balance of the note payable was $20,059.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into a variable rate senior secured convertible debenture, wherein the Company agreed to register the underlying share, warrants and greenshoe.  The fair value of the beneficial conversion feature of the warrants and greenshoe was estimated using the Black Scholes pricing model and totaled $952,254 upon issuance and was recorded as a derivative liability.  As of March 31, 2018, the fair value of the warrants based on the following assumptions (Life .44 years, risk free interest rate 1.93%, volatility of 286.4%, stock price of $.05 and exercise price of $.50) was $37,568, and a gain totaling $6,158 was recorded for the three months ended March 31, 2018.

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

The following tables summarize Level 1, 2 and 3 financial assets and financial (liabilities) by their classification in the Consolidated Balance Sheet:

As of March 31, 2018:	Level 1	Level 2	Level 3
Derivative liability – Conversion feature of warrants	-	-	(37,568)

NOTE 7 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of March 31, 2018, 11,265,631 shares were issued and outstanding.

NOTE 8 – WARRANTS AND GREENSHOE

 A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2018		December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

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

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,000,000 as of March 31, 2018, with an offsetting valuation allowance of the same amount.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for $1,525 a month through May 2020.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2018 are as follows:

Twelve months ending March 31	Lease Payments
2019	32,976
2020	18,300
2021	3,050
2022	-
Thereafter	-
Total Minimum Lease Payments	$54,326

Lease expense charged to operations was $19,251 and $19,146 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 11 – INCOME/ (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share and the weighted average number of shares of common stock outstanding for the periods presented for the periods ended:

	For the Three Months
	March 31
	2018	2017

Loss from continuing operations available to common stockholders (numerator)	$(111,645)	$(70,937)
Loss available to common stockholders (numerator)	(111,645)	(70,937)
Weighted average number of common shares outstanding during the period used in loss per share (denominator)	11,265,631	11,265,631

At March 31, 2018 and 2017, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 14,802,870 and 6,919,259, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

NOTE 12 – COMMITEMENTS AND CONTINGENCIES - Continued

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

During April, 2018, an officer of the Company advanced $13,000 to the company for operating purposes.

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

Business Highlights

Based in Casper, Wyoming, and Billings, Montana, FHA’s subsidiary, Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim”), is an independent franchisee of Interim HealthCare that has been serving its community for over 20 years and is providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

Our business is driven by a number of different factors and fluctuates significantly as they change.

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  Our home healthcare service continued to generate the majority of our revenue during the first quarter of 2018.

As the need for labor diminishes with the gas and oil wells shutting down in Colorado, our business has seen dramatic negative impacts with the resulting decrease in population, both in number of clients as well as available personnel. As the price of gas decreases, the drilling operations stop, and the population moves to another area to support themselves.

Our operations are also heavily influenced by increases in minimum wage as well as starting wages being offered by all employers in the region.  With the multiple businesses paying higher starting wages, we have seen a decrease in individuals wanting and needing to take employment in the healthcare profession.

We have also seen the impact of turn-over in senior management with our clients. As these positions are filled by new personnel, their decisions on utilization of services impacts our businesses, and we have seen a significant decrease in the utilization of our services.

During the first quarter of 2018, FHA experienced a 22% decrease in revenue over the first quarter of 2017.  This was driven by a decrease both our Casper, Wyoming and Billings, Montana businesses.

During the first quarter of 2018, we have seen a significant decrease in the utilization staffing services in Billings, Montana as facilities that use our services receive directives to remove and reduce the use of staffing services. We’ve also seen significant decreases within our home healthcare services. As for our operations, we anticipate the trends seen in the first quarter of 2018 to continue into the second quarter of 2018.  We anticipate a continued slowing of the use of our staffing services.  We also anticipate a slowing of the utilization of our home healthcare business in Casper and Billings.  As such, we will continue to evaluate opportunities to expand the realm of services we offer.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Results of Operations

Three Months Ended March 31, 2018 and 2017

During the three months ended March 31, 2018, FHA recorded revenues of $772,258, a 22% decrease over revenues of $995,428 for the same period in 2017.  The decrease for 2018 was driven by a significant decrease in the use of our staffing services in Billings, Montana, and our home healthcare services in Casper, Wyoming and Billings, Montana.

For the quarter ended March 31, 2018, cost of services totaled $541,459, a 23% decrease as compared to $701,485 in the comparable period of 2017. This is a reflection of the costs associated with the decrease in revenue. FHA posted a gross profit of $230,799 during the first quarter 2018, versus a gross profit of $293,943 for the first quarter of 2017, a decrease of 21%.

FHA recorded total operating expenses of $323,022 during the first quarter of 2018, an 10% decrease as compared to operating expenses of $360,153 in the same period of 2017.  General and administrative expenses totaled $109,916 in the first quarter 2018 versus $125,929 in the first quarter 2017, a decrease of 13%, due to a decrease in legal fees and professional fees.  Consulting fees decreased from $47,299 to $42,758 when comparing the first quarter of 2017 versus 2018.  Salaries, wages and related expenses decreased to $159,805 in the first quarter of 2018 from $169,841 in 2017, a decrease of 6%, driven by the reduction of personnel. Selling expenses in the first quarter of 2018 were $10,543 versus $17,084 in the comparable quarter of 2017, driven by a decrease in advertising.

FHA’s net loss was $111,645 for the first quarter of 2018.  This represents a $40,708 increase from our net loss of $70,937 in the first quarter of 2017.  A portion of this change was due the recording of $20,667 gain on the derivative instruments, in the first quarter of 2017, as compared to $6,158 in the 2018 period.

Liquidity and Capital Resources.

Cash on hand was $27,117 at March 31, 2018, a decrease of $130,955 from the $158,072 on hand at December 31, 2017. Cash used in operations for the three months ended March 31, 2018, was $173,073, versus cash used in operation of $89,664 for the three months ended March 31, 2017.  The increase is a result of the first quarter increase of accounts receivables and our results of operations in our Casper and Billings locations.

The Company has insufficient cash to finance operations and continues to incur losses and accumulated deficit and has a short-term note payable in default in excess of anticipated cash.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in achieving profitable operations or finding additional equity or debt financing.  During April 2018, an officer of the Company advanced $13,000 to the Company for operating purposes.

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

As of March 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On June 17, 2016 and June 30, 2016 two complaints were filed, one with the Federal Equal Employment Opportunity Commission (“EEOC”) and one with the Wyoming State Department of Labor against the Company, alleging discrimination on the basis of sex and disability.  The complaints do not seek any specific monetary relief.  The complaints are being mediated by the Wyoming State Department of Labor, and the U.S. Equal Employment Opportunity Commission. The Wyoming State Department of Labor issued a notice of dismissal for one of the complaints.  After reviewing the facts and circumstances, the Company believes the claims made are weak, at best, and the Company has retained counsel and intends to continue a vigorous defense. On March 6, 2018, a complaint was filed with the Wyoming Court of Natrona County, alleging violation of the Wyoming Fair Employment Practices Act of 1965 for discrimination based upon sex, disability and retaliation.  The complaint does not seek any specific monetary relief. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

None; not applicable.

(b)  During the quarterly period ended March 31, 2018, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FUTURE HEALTHCARE OF AMERICA

Date:	5/4/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	5/4/18	/s/ John Busshaus
John Busshaus
Chief Financial Officer