Form 10-Q
period 2018-06-30
Future Healthcare of America
filed 2018-08-10
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Emerging Growth company [X]

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 8, 2018, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
CURRENT ASSETS:
Cash	$ 54,538	$ 158,072
Accounts receivable, net	506,600	400,584
Prepaid expenses	39,084	31,390
Total current assets	600,222	590,046

Deferred tax asset, net	-	-
Total assets	$ 600,222	$ 590,046

CURRENT LIABILITIES:
Accounts payable	251,172	103,787
Advance related party	23,000	-
Accrued expenses	641,512	548,052
Derivative liability	-	43,726
Deferred revenue	30,492	12,832
Notes payable	25,614	-
Convertible note payable	1,010,000	1,010,000
Total current liabilities	1,981,790	1,718,397

Total liabilities	1,981,790	1,718,397

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock	11,266	11,266
Additional paid-in capital	2,210,420	1,313,160
Accumulated deficit	(3,603,254)	(2,452,777)
Total stockholders' deficit	(1,381,568)	(1,128,351)
Total liabilities and stockholders' deficit	$ 600,222	$ 590,046

Future Healthcare of America Balance Sheet (Parenthetical)
Statement of Financial Position	June 30, 2018	December 31, 2017
Allowance for doubtful accounts	45,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE
Total Revenue	642,480	955,423	1,414,738	1,950,851

COST OF SERVICES
Total Cost of Services	497,257	697,887	1,038,716	1,399,372

Gross Profit	145,223	257,536	376,022	551,479
OPERATING EXPENSES
Selling expenses	4,717	14,582	15,260	31,666
General and administrative	119,085	89,635	229,001	215,564
Salaries, wages and related expenses	151,432	177,895	311,237	347,736
Professional and consulting fees	23,347	20,684	66,105	67,983
Total Operating Expenses	298,581	302,796	621,603	662,949
LOSS FROM OPERATIONS	(153,358)	(45,260)	(245,581)	(111,470)

OTHER INCOME (EXPENSE):
Interest income	38	127	119	208
Gain/(loss) on derivative	-	24,392	-	45,059
Interest expense	(25,820)	(25,518)	(51,481)	(50,993)
Other income (expense)	-	-	-	-
Total Other Expense	(25,782)	(999)	(51,362)	(5,726)
LOSS BEFORE INCOME TAXES	(179,140)	(46,259)	(296,943)	(117,196)
CURRENT INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
DEFERRED INCOME TAX EXPENSE (BENEFIT)	-	-	-	-
NET LOSS	(179,140)	(46,259)	(296,943)	(117,196)

BASIC LOSS PER COMMON SHARE	(0.02)	(0.004)	(0.03)	(0.01)
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631	11,265,631	11,265,631
DILUTED LOSS PER COMMON SHARE -	(0.02)	(0.004)	(0.03)	(0.01)
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,265,631	11,265,631	11,265,631	11,265,631

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(296,943)	$(117,197)
Adjustments to reconcile net loss to net cash used by operating activities:
Allowance for doubtful accounts	25,000	-
Gain on derivative instruments	-	(45,059)
Change in assets and liabilities:
Accounts receivable	(131,015)	(84,464)
Prepaid expenses	41,456	25,067
Accounts payable	147,384	29,172
Accrued expense	93,460	97,201
Deferred revenue	17,661	(6,838)
Net Cash Provided/(Used) by Operating Activities	(102,997)	(102,118)

Cash Flows from Investing Activities:	-	-
Net Cash Provided/ (Used) by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceed from related party advance	23,000	-
Re-payment of insurance financing	(23,537)	(8,754)
Net Cash Provided/ (Used) by Financing Activities	(537)	(8,754)

Net Increase (Decrease) in Cash	(103,534)	(110,872)
Cash at Beginning of Period	158,072	206,352
Cash at End of Period	$54,538	$95,480

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	982	493
Income taxes	-	-

   Supplemental Disclosures of Non-Cash Investing and Financing

     Activities:

	For the Six Months Ended
	June 30,
NON-CASH EXPENDITURES	2018	2017
Prepaid insurance premiums financed	49,151	22,216

 The accompanying notes are an integral part of these consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At June 30, 2018, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At June 30, 2018, the Company has an allowance for doubtful accounts of $45,200, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2018 and 2017, the Company recorded bad debt expense of $25,000 and $0, respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and amounted to $14,836 and $19,456 for the periods ending June 30, 2018 and 2017, respectively.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table disaggregates revenue by category:

	For the six months ended June 30, 2018
	Medicare	Private Pay	Medicaid	Staffing	Ins.	Total
Wyoming	$319,107	$210,026	$91,410	$-	$18,977	$639,520
Montana	-	144,822	91,654	485,305	53,437	775,218
Total Revenues	$319,107	$354,848	$183,064	$485,305	$72,414	$1,414,738

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	For the three months ended June 30, 2018
	Medicare	Private Pay	Medicaid	Staffing	Ins.	Total
Wyoming	$135,235	$93,749	$45,210	$-	$4,680	$278,874
Montana	-	76,008	50,825	209,898	26,875	363,606
Total Revenues	$135,235	$169,757	$96,035	$209,898	$31,555	$642,480

Derivative Financial Instruments – In July 2017, the FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. For the Company, this ASU is effective January 1, 2019, with early adoption permitted.

During the period ending June 30, 2018, we adopted the requirements of the new guidance as of January 1, 2018, utilizing the modified retrospective method of transition. As a result, we recorded a cumulative adjustment to retained earnings as of January 1, 2018, to reflect the effect of the new guidance.

The impact of adopting the new guidance resulted in a decrease in the previously recorded derivative liability, an increase in additional paid-in capital and a reduction of retained earnings related to the down-round provisions in the Convertible Note Payable and warrants (see Note 4).

The modified retrospective method of transition requires us to disclose the effect of applying the new guidance on each item included in our 2018 financial statements.

Following are the line items from our balance sheet as of June 30, 2018, that were affected, the amounts that would have been reported under the former guidance, the effects of applying the new guidance, and the balances reported under the new guidance:

	Amounts that	Effects of	Balance
	would have	applying	As
	been reported	new guidance	reported
Assets:	-	-	-
Liabilities
Derivative liability	(21,632)	21,632	-
Stockholders' Deficit
Accumulated Deficit	2,727,626	875,628	3,603,254
Additional Paid-In Capital	(1,313,160)	(897,260)	(2,210,420)

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following are the line items from the statement of operations for the six-month period ending June 30, 2018, that were affected, the amounts that would have been reported under the former guidance, the effects of applying the new guidance, and the amounts reported under the new guidance:

Statement of operations	Amounts that would have been reported	Effects of applying new guidance	Balance As Reported
Interest expense	29,387	22,094	51,481
Net income	(274,849)	(22,094)	(296,943)

The following are the line items from the statement of operations for the three-month period ending June 30, 2018, that were affected, the amounts that would have been reported under the former guidance, the effects of applying the new guidance, and the amounts reported under the new guidance:

Statement of operations	Amounts that would have been reported	Effects of applying new guidance	Balance As Reported
Interest expense	9,884	15,936	25,820
Net income	(163,204)	(15,936)	(179,140)

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses, an accumulated deficit and has a short-term note payable in excess of anticipated cash.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a period of one year from the issuance of these financial statements. There is no assurance that the Company will be successful in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - PROPERTY & EQUIPMENT

The following is a summary of property and equipment at:

	Life	June 30, 2018	December 31, 2017

Furniture, fixtures, and equipment	2-10 yrs	$36,384	$36,384
		36,384	36,384
Less: Accumulated depreciation		(36,384)	(36,384)
Property & equipment, net		$-	$-

Depreciation expense for the periods ended June 30, 2018 and 2017 was $0 and $0, respectively.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The note and warrants have a down-round provision, wherein if the Company issues common stock or equity-based instruments with lower prices or sticke prices, the note and warrants exercise prices will be adjusted to match the lower prices.  On September 9, 2014 the greenshoe expired unexercised.  On March 9, 2015, the Note matured.

As the note has not been paid nor extended, the outstanding principal, plus accrued but unpaid interest, liquidated damages and other amounts, became due and payable at the election of the holder.  The holder has not made such an election. Effective December 14, 2017, the note payable was amended to reduce the conversion price from $0.25 per share to $0.10 per share.

As of June 30, 2018, the Company had accrued interest payable on the debenture of $385,302.

On January 2, 2018, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $26,921 at 6.00% interest, and the note will be repaid in 10 equal installments of $3,079.  As of June 30, 2018, the balance of the note payable was $12,139.

On January 25, 2018, the Company financed the premium for liability insurance.  The Company borrowed $22,230 at 6.00% interest, and the note will be repaid in 10 equal installments of $2,287.  As of June 30, 2018, the balance of the note payable was $13,476.

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of June 30, 2018, 11,265,631 shares were issued and outstanding.

NOTE 6 – WARRANTS

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years. On September 9, 2017 the expiration date of the warrants was extended to September 9, 2018.

 A summary of the status of the warrants granted is presented below for the three months ended:

	June 30, 2018		December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	3,030,000	$0.50	3,030,000	$0.50

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,100,000 as of June 30, 2018, with an offsetting valuation allowance of the same amount.

NOTE 8 – LEASES

Operating Lease - The Company leases office space in Casper, Wyoming for $4,892 a month through June 2018.  The Company further leases space in Billings, Montana for $1,525 a month through May 2020.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2018 are as follows:

Twelve months ending June 30	Lease Payments
2019	18,300
2020	16,775
2021	-
Thereafter	-
Total Minimum Lease Payments	$35,075

Lease expense charged to operations was $38,502 and $38,327 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 9 – INCOME/ (LOSS) PER SHARE

At June 30, 2018 and 2017, the Company had 3,030,000 and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 10,100,000 and 4,040,000, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On June 17, 2016 a complaint was filed with the Wyoming State Department of Labor against the Company, alleging discrimination on the basis of sex and disability.  The complaint did not seek any specific monetary relief.  The complaint was mediated by the Wyoming State Department of Labor. The Wyoming State Department of Labor issued a notice of dismissal for the complaint.  On February 9, 2018, this former employee filed a lawsuit against Interim Healthcare of Wyoming, claiming wrongful termination. After reviewing the facts and circumstances, the Company believes the claims made are weak, at best, and the Company has retained counsel and intends to continue a vigorous defense.

At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints, and we do not expect it will have a material financial impact on the Company.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES - Continued

On June 30, 2016 a complaint was filed with the Federal Equal Employment Opportunity Commission (EEOC) against the Company, alleging wage discrimination on the basis of sex.

On June 1, 2018, The U.S. EEOC made a determination that Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964) by paying a male employee more than female employees. The EEOC has determined that back wages for these individuals plus liquidated damages total $43,593, and the Company has recorded an accrual for $17,593 of this amount, as the remainder is in dispute.  The company has voluntarily entered into the Conciliation Process with the EEOC to reach a resolution of the matter.

NOTE 11 – RELATED PARTY

During the first six months of 2018, an officer of the Company advanced $23,000 to the company for operating purposes.  The advance bears no interest or maturity.  The balance due to the officer is $23,000, as of June 30, 2018.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date and time of this report. There are no material subsequent events to report.

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

As the census (number of patients utilizing facilities) in the hospitals fluctuates, we are taking the necessary steps to position ourselves for the ups and downs of the census for these facilities.  While it constituted the majority of our revenue during the first six months of 2018, our home healthcare business was down significantly from the previous year. The decrease in business has been driven by the following factors.

As the need for labor diminishes with the gas and oil wells shutting down in Wyoming, our business has seen dramatic negative impacts with the resulting decrease in population, both in number of clients as well as available personnel. Historically, as the price of gas decreases, the drilling operations stop, and the population has moved to another area to support themselves.  Our operations are also heavily influenced by increases in minimum wage as well as starting wages being offered by all employers in the region.  With the multiple businesses paying higher starting wages, we have seen a decrease in individuals wanting and needing to take employment in the healthcare profession, and we have been unable to continue increasing our starting wages.  Additionally, we have seen an increase in direct competition in the market place for the business and clients we serve.

We have also seen the impact of turn-over in senior management with our clients. As these positions are filled by new personnel, their decisions on utilization of services impacts our businesses, and we have seen a significant decrease in the utilization of our services.

During the six months of 2018, FHA experienced a 27% decrease in revenue over the first six months of 2017.  This was driven by decreases in both our Casper, Wyoming and Billings, Montana businesses. We do not foresee a change in this trend through the end of 2018.  We continue to see increased costs to provide services and decreases in reimbursement rates, reducing margins, and making it difficult to cover overhead costs.  This can be seen in our results during the first six months of 2018.

During the six months of 2018, we have seen a significant decrease in the utilization staffing services in Billings, Montana as facilities that use our services receive directives to remove and reduce the use of staffing services. We’ve also seen significant decreases within our home healthcare services. As for our operations, we anticipate the trends seen in the first six months of 2018 to continue throughout 2018.  We anticipate a continued slowing of the use of our staffing services.  We also anticipate a continued slowing of the utilization of our home healthcare business in Casper and Billings.  We have seen an increase in the competition, specifically in Casper, Wyoming, which is contributing to the decrease in our revenue. As such, we are evaluating other options outside the home healthcare industry.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Results of Operations

Six Months Ended June 30, 2018 and 2017.

During the six months ended June 30, 2018, FHA recorded revenues of $1,414,738, a 27% decrease over revenues of $1,950,851 for the same period in 2017.  The decrease for 2018 was driven by a significant decrease in the use of our staffing services in Billings, Montana, and our home healthcare services in Casper, Wyoming and Billings, Montana.  In Casper, Wyoming, the decrease is being driven by additional licenses for Medicare being obtained by our competition, and there is additional competition for the Medicare business anticipated before the end of 2018.

For the six months ended June 30, 2018, cost of services totaled $1,038,716, a 26% decrease compared to $1,399,372 in the comparable period of 2017. This is a reflection of the costs associated with the overall reduction of revenue, off-set by an increase in wage cost for delivery of services. FHA posted a gross profit of $376,022 during the first six months of 2018, versus a gross profit of $551,479 for the first six months of 2017, a decrease of 32%.

FHA recorded total operating expenses of $621,603 during the first six months of 2018, a 6% decrease as compared to operating expenses of $662,949 in the same period of 2017.  General and administrative expenses totaled $229,001 in the first six months of 2018 versus $215,564 in the first six months of 2017, an increase of 6%, driven by an increase in bade debt expense and offset by a decrease in recruiting fees, legal fees and professional fees.  Consulting fees decreased minimally from $67,983 to $66,105 when comparing the first six months of 2017 versus 2018.  Salaries, wages and related expenses decreased 10% to $311,237 in the first six months of 2018 from $347,736 in 2017 driven by a decrease in personnel with the decrease in business.  Selling expenses in the first six months of 2018 were $15,260 versus $31,666 in the comparable period of 2017, driven by a decrease in advertising.

For to the first six months of 2018, other expense included $51,481 of interest expense on the note payable.  By way of comparison, for the first six months of 2017, other income and expense included $45,059 for recognition of a gain on the derivative liability and $50,993 of interest expense on the notes payable.

FHA’s net loss available to common shareholders was $296,943 for the first six months of 2018.  This represents a 153% increase from our net loss of $117,196 in the first six months of 2017.

Three Months Ended June 30, 2018 and 2017.

During the three months ended June 30, 2018, FHA recorded revenues of $642,480, a 33% decrease over revenues of $955,423 for the same period in 2017.  The decrease for 2018 was driven by a significant decrease in the use of our staffing services in Billings, Montana, and our home healthcare services in Casper, Wyoming and Billings, Montana.  In Casper, Wyoming, the decrease is being driven by additional licenses for Medicare being obtained by our competition, and there is additional competition for the Medicare business anticipated before the end of 2018.

For the quarter ended June 30, 2018, cost of services totaled $497,257, a 29% decrease as compared to $697,887 in the comparable period of 2017. This is a reflection of the costs associated with the overall reduction of revenue, off-set by an increase in wage cost for delivery of services.  FHA posted gross profit of $145,223 during the second quarter 2018, versus a gross profit of $257,536 for the second quarter of 2017, a decrease of 44%.

FHA recorded total operating expenses of $298,581 during the second quarter of 2018, a 1% decrease as compared to operating expenses of $302,796 in the same period of 2017.  General and administrative expenses totaled $119,085 in the second quarter 2017 versus $89,635 in the second quarter 2017, an increase of 33% driven by an increase in bad debt expense.  Consulting fees increased to $23,347 from $20,684 when comparing the second quarter of 2018 versus 2017.  Salaries, wages and related expenses decreased to $151,432 in the second quarter of 2018 from $177,895 in 2017, a decrease of 15%, driven by a decrease in personnel.  Selling expenses in the second quarter of 2018 were $4,717 versus $14,582 in the comparable quarter of 2017, driven by a decrease in advertising.

FHA’s net loss available to common shareholders was $179,140  for the second quarter of 2018.  This represents a 287% increase from our net loss of $46,259 in the second quarter of 2017.

Liquidity and Capital Resources.

Cash on hand was $54,538 at June 30, 2018, a decrease of $103,534 from the $158,072 on hand at December 31, 2017. Cash used in operations for the six months ended June 30, 2018, was $102,997, versus cash used in operation of $102,118 for the six months ended June 30, 2017.  The increase is a result of the increase of accounts receivables and our results of operations in our Casper and Billings locations.

The Company has insufficient cash to finance operations and continues to incur losses and accumulated deficit and has a short-term note payable in default in excess of anticipated cash.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in achieving profitable operations or finding additional equity or debt financing.  During the second quarter of 2018, an officer of the Company advanced $23,000 to the Company for operating purposes.

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

As of June 30, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2018, The U.S. EEOC made a determination that Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964)  by paying a male employee more than female employees. The EEOC has determined that back wages for these individuals plus liquidated damages total $43,593, and the Company has recorded an accrual for $17,593 of this amount as the remainder is in dispute.  The company has voluntarily entered into the Conciliation Process with the EEOC to reach a resolution of the matter.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

On May 18, 2018, the Company and Natur Holding B.V., a Netherlands-based holding company (“Natur”), executed a non-binding letter of intent for the Company to acquire all of Natur’s outstanding capital stock pursuant to a reverse triangular merger or share exchange on mutually agreeable terms. Natur is Europe's first hi-tech health food and beverage company with a mission to revolutionize natural juice and snack consumption, allowing consumers to afford a better quality of life through natural and functional nutrition.  See the Company’s Current Report on Form 8-K dated May 18, 2018 and filed with the Securities and Exchange Commission on May 21, 2018.

(b)  During the quarterly period ended June 30, 2018, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	8/10/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	8/10/18	/s/ John Busshaus
John Busshaus
Chief Financial Officer