Form 10-Q
period 2018-09-30
Future Healthcare of America
filed 2018-11-02
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of October 31, 2018, there were 11,265,631 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
CURRENT ASSETS:
Cash	$ 60,202	$ 144,462
Accounts receivable, net	182,360	198,670
Prepaid expenses	13,694	27,218
Current asset from discontinued operations	176,601	219,696
Total current assets	432,857	590,046

Deferred tax asset, net	-	-
Total assets	$ 432,857	$ 590,046

CURRENT LIABILITIES:
Accounts payable	139,030	38,559
Accrued expenses	660,476	495,540
Derivative liability	-	43,726
Notes payable	279,879	-
Convertible note payable	1,010,000	1,010,000
Current liabilities from discontinued operations	289,983	130,572
Total current liabilities	2,379,368	1,718,397

Total liabilities	2,379,368	1,718,397

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock	11,266	11,266
Additional paid-in capital	2,210,420	1,313,160
Subscription receivable	(270,005)	-
Accumulated deficit	(3,898,192)	(2,452,777)
Total stockholders' deficit	(1,946,511)	(1,128,351)
Total liabilities and stockholders' deficit	$ 432,857	$ 590,046

Future Healthcare of America Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2018	December 31, 2017
Allowance for doubtful accounts included in current assets from discontinue operations	45,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUE
Total Revenue	$363,607	$423,306	$1,138,825	$1,433,838

COST OF SERVICES
Total Cost of Services	261,734	330,294	853,702	1,110,667

Gross Profit	101,873	93,012	285,123	323,171
OPERATING EXPENSES
Selling expenses	4,168	4,756	17,982	22,999
General and administrative	35,617	44,259	122,529	142,241
Salaries, wages and related expenses	110,829	100,122	306,356	305,352
Professional and consulting fees	62,324	7,947	118,240	57,775
Total Operating Expenses	212,938	157,084	565,107	528,367
Loss from continuing operations	(111,065)	(64,072)	(279,984)	(205,196)

OTHER INCOME (EXPENSE):
Interest income	85	161	162	232
Gain/(loss) on derivative	-	(79,124)	-	(34,065)
Interest expense	(25,583)	(25,492)	(77,065)	(76,411)
Other income (expense)	-	-	-	-
Total Other Expense	(25,498)	(104,455)	(76,903)	(110,244)
Loss from continuing operations before income tax	(136,563)	(168,527)	(356,887)	(315,440)

Income tax provision	-	-	-	-
Net loss from continuing operations	(136,563)	(168,527)	(356,887)	(315,440)

Net income (loss) from discontinued operations, net of tax	(158,375)	3,729	(234,994)	33,446

NET LOSS	$(294,938)	$(164,798)	$(591,881)	$(281,994)

Basic and Diluted Loss Per Common Share from continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Basic and Diluted Income (Loss) Per Common Share from discontinued operations	$(0.02)	$0.00	$(0.02)	$0.00
Basic and Diluted Loss Per Common Share	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	11,265,631	11,265,631	11,265,631	11,265,631

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities
Net loss from continuing operations	$(356,887)	$(315,440)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Loss on derivative instruments	-	34,065
Change in assets and liabilities:
Accounts receivable	16,310	69,514
Prepaid expenses	62,675	46,125
Accounts payable	100,470	7,806
Accrued expense	164,936	100,130
Net Cash Used in continuing operations	(12,496)	(57,800)
Net Cash Used in discontinued operations	(32,487)	(19,546)
Net Cash Used in Operating Activities	(44,983)	(77,346)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Payments on subscription receivable	(270,005)
Proceed from note payable	270,005	-
Proceed from related party advance	23,000	-
Re-payment of related party advance	(23,000)	-
Re-payment of insurance financing	(39,277)	(15,420)
Net Cash Used in Financing Activities	(39,277)	(15,420)

Net Decrease in Cash	(84,260)	(92,766)
Cash at Beginning of Period	144,462	206,352
Cash at End of Period	$60,202	$113,586

Supplemental Disclosures of Cash Flow Information
Cash paid during the periods for:
Interest	1,315	735
Income taxes	-	-

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.  At September 30, 2018, the Company had no cash balances in excess of federally insured limits.

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2018, the Company has an allowance for doubtful accounts of $45,200 in discontinued operations, which reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2018 and 2017, the Company recorded bad debt expense of $25,000 and $0, respectively.

Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives.

Income /(Loss) Per Share - The Company computes income (loss) per share in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 9).

Leases - The Company accounts for leases in accordance with Financial FASB ASC Topic 840, (formerly Statement of Financial Accounting Standards SFAS No. 13 "Accounting for Leases").  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes.  This topic requires an asset and liability approach for accounting for income taxes (see Note 7).

Advertising Costs - Advertising costs are expensed as incurred and amounted to $19,391 and $27,653 for the periods ending September 30, 2018 and 2017, respectively.

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

The following table disaggregates revenue by category:

	For the nine months ended September 30, 2018
	Medicare	Private Pay	Medicaid	Staffing	Ins.	Total
Montana	-	215,015	138,629	704,591	80,590	1,138,825

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	For the three months ended September 30, 2018
	Medicare	Private Pay	Medicaid	Staffing	Ins.	Total
Montana	-	70,194	46,975	219,286	27,152	363,607

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

During the period ending September 30, 2018, we adopted the requirements of the new guidance as of January 1, 2018, utilizing the modified retrospective method of transition. As a result, we recorded a cumulative adjustment to retained earnings as of January 1, 2018, to reflect the effect of the new guidance.

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

Following are the line items from our balance sheet as of September 30, 2018, that were affected, the amounts that would have been reported under the former guidance, the effects of applying the new guidance, and the balances reported under the new guidance:

	Amounts that	Effects of	Balance
	would have	applying	As
	been reported	new guidance	reported
Assets:	-	-	-
Liabilities
Derivative liability	(21,632)	21,632	-
Stockholder’s Deficit
Accumulated Deficit	3,022,564	875,628	3,898,192
Additional Paid-In Capital	(1,313,160)	(897,260)	(2,210,420)

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following are the line items from the statement of operations for the nine-month period ending September 30, 2018, that were affected, the amounts that would have been reported under the former guidance, the effects of applying the new guidance, and the amounts reported under the new guidance:

Statement of operations	Amounts that would have been reported	Effects of applying new guidance	Balance As Reported
Interest expense	54,971	22,094	77,065
Net income	(569,787)	(22,094)	(591,881)

The following are the line items from the statement of operations for the three-month period ending September 30, 2018, that were affected, the amounts that would have been reported under the former guidance, the effects of applying the new guidance, and the amounts reported under the new guidance:

Statement of operations	Amounts that would have been reported	Effects of applying new guidance	Balance As Reported
Interest expense	9,647	15,936	25,583
Net income	(279,002)	(15,936)	(294,938)

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

NOTE 3 – DISCONTINUED OPERATIONS

Effective August 31, 2018, Future Healthcare of America closed the offices of its Casper, Wyoming operations.  During 2018, the Company saw a continued decrease in the utilization of our home healthcare services in Casper, Wyoming. Additionally, we have seen an increase in competition, specifically for Medicare service providers in 2018.  Also, there has been a shortage of Registered Nurses, Physical Therapists and management personnel, leading to higher costs due to having to source the required talent from staffing companies.  This increase in costs coupled with a decrease in business activity, lead to the decision to close the Casper, Wyoming operations. In closing the office, the Company transitioned its clients to new service providers, and terminated employees as the transition happened. The month to month lease was terminated with the landlord on August 31, 2018, and the office was closed the same day. We have one part-time employee, working remotely, primarily on the collection of accounts receivable.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS

Reconciliation of the Carrying Amounts of Major Classes of Asset and Liabilities of the Discontinue Operation to Total Assets and Liabilities That are Presented Separately in the Balance Sheet

	September 30, 2018	December 31, 2017
Carrying amounts of major classes of assets included as part of discontinued operations:
Cash	$ 1,044	$ 13,610
Accounts receivable, net	170,396	201,914
Prepaid expenses	5,161	4,172
Total current assets of discontinued operations	176,601	219,696
Other assets held for sale	-	-
Total assets of discontinued operations	$ 176,601	$ 219,696

Carrying amounts of major classes of liabilities included as part of discontinue operations:
Accounts payable	107,626	65,228
Accrued expenses	142,275	52,512
Deferred revenue	40,082	12,832
Total current liabilities of discontinued operations	289,983	130,572
Other liabilities held for sale	-	-
Total liabilities of discontinued operations	$ 289,983	$ 130,572

Reconciliation of the Major Classes of Line Items Constituting Pretax Profit (Loss) of Discontinued Operations That are Presented Separately in the Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Major classes of line items constituting pretax income (loss) of discontinued operations
Revenue	$123,740	$416,279	$763,260	$1,356,598
Cost of Services	229,421	278,005	676,169	908,383
Operating Expenses	54,285	134,522	323,718	414,808
Other Income	(1,591)	23	(1,633)	(39)
Income (loss) of discontinued operations before income tax	(158,375)	3,729	(234,994)	33,446
Gain on disposal of discontinued operation before tax	-	-	-	-
Total income (loss) on discontinued operations before income tax	(158,375)	3,729	(234,994)	33,446
Income tax expense or benefit	-	-	-	-
Total profit or loss on discontinue operations that is presented in the statement where net income is presented	$(158,375)	$3,729	$(234,994)	$33,446

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE DEBENTURE

On September 9, 2013, the Company closed a Subscription Agreement by which one institutional investor purchased a) a Variable Rate Senior Secured Convertible Note payable having a total principal amount of $1,010,000, convertible into common shares of the Company at $0.25 per share and maturing March 9, 2015; b) Warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years, and c) a greenshoe to purchase a total of 2,000,000 shares of common stock at $0.25 per share, exercisable for one year from the closing date. The note and warrants have a down-round provision, wherein if the Company issues common stock or equity-based instruments with lower prices or strike prices, the note and warrants exercise prices will be adjusted to match the lower prices. On September 9, 2014 the greenshoe expired unexercised.  On March 9, 2015, the Note matured.

As the note has not been paid nor extended, the outstanding principal, plus accrued but unpaid interest, liquidated damages and other amounts, became due and payable at the election of the holder.  The holder has not made such an election. Effective December 14, 2017, the note payable was amended to reduce the conversion price from $0.25 per share to $0.10 per share.

As of September 30, 2018, the Company had accrued interest payable on the debenture of $410,552.

On January 2, 2018, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $26,921 at 6.00% interest, and the note will be repaid in 10 equal installments of $3,079.  As of September 30, 2018, the balance of the note payable was $3,061.

On January 25, 2018, the Company financed the premium for liability insurance.  The Company borrowed $22,230 at 6.00% interest, and the note will be repaid in 10 equal installments of $2,287.  As of September 30, 2018, the balance of the note payable was $6,813.

On September 21, 2018 the Company executed a Promissory Note for $275,000 with Alpha Capital Anstalt (“Alpha”). The value of the note received shall be exchanges for Series A Preferred Stock of the Company at the time of closing of the Share Exchange Agreement between the Company and the shareholders of Natur Holdings, NV, a Netherlands corporation (“Natur”), pursuant to a Securities Purchase Agreement.  On September 28, 2018, the Company received $270,005 from Alpha and on the same date, wired $270,005 to Natur.  The difference in the face of the note payable and the amount received was due to an error in amount of funds transferred by Alpha.

NOTE 5 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2018, 11,265,631 shares were issued and outstanding.

On September 21, 2018, the Company executed a Promissory Note for $275,000 with Natur. The note shall be exchanged for Series A Preferred Stock of the Company at the time of closing of the Share Exchange Agreement between the Company and Natur.  On September 28, 2018, the Company received $270,005 from Alpha and on the same date, wired $270,005 to Natur for working capital.  The note is recorded as a subscription receivable while the Share Exchange Agreement is pending.

NOTE 6 – WARRANTS

On September 9, 2013, the Company closed a Subscription Agreement wherein the Company granted warrants to purchase a total of 3,030,000 shares of common stock, at $0.50 per share, exercisable for four years. On September 9, 2017 the expiration date of the warrants was extended to September 9, 2018. On September 9, 2018 the warrants expired.

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – WARRANTS - Continued

 A summary of the status of the warrants granted is presented below for the three months ended:

	September 30, 2018		December 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,030,000	$0.50	3,030,000	$0.50
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	3,030,000	0.50	-	-
Outstanding at end of period	-	$-	3,030,000	$0.50

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Because of the uncertainty surrounding the realization of the loss carryforwards and significant changes in the ownership of the Company, a valuation allowance has been established equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax assets are approximately $1,400,000 as of September 30, 2018, with an offsetting valuation allowance of the same amount.

NOTE 8 – LEASES

Operating Lease - The Company leases office space in Billings, Montana for $1,525 a month through May 2020.

The future minimum lease payments for non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2018 are as follows:

Twelve months ending September 30	Lease Payments
2019	18,300
2020	12,200
Total Minimum Lease Payments	$30,500

Lease expense charged to operations was $49,077 and $57,578 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 9 – INCOME/ (LOSS) PER SHARE

At September 30, 2018 and 2017, the Company had zero and 3,030,000, respectively, warrants to purchase common stock of the Company at $0.50 per share, and a convertible debenture payable wherein the holder could convert the note and underlying accrued interest into a minimum of 10,100,000 and 4,040,000, respectively shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

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

On June 1, 2018, The U.S. EEOC made a determination that Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964)  by paying a male employee more than female employees. The EEOC has determined that back wages for these individuals plus liquidated damages total $43,593, and the Company has recorded an accrual for $17,593 of this amount, as the remainder is in dispute.  The company has voluntarily entered into the Conciliation Process with the EEOC to reach a resolution of the matter. On September 19, 2018, the Company attended the Conciliation meeting, which the EEOC presented a revised settlement of $133,575 for back wages plus liquidated damages.  The Company and the EEOC did not agree to a resolution.  On September 28, the EEOC file a complaint claiming Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964)  by paying a male employee more than female employees. The Company recorded an accrual totaling $133,575 related to this matter. This accrual is included in the discontinued operations of the Company.

NOTE 11 – RELATED PARTY

During the first six months of 2018, an officer of the Company advanced $23,000 to the company for operating purposes.  The advance bears no interest or maturity.  The advance was repaid during the third quarter of 2018.

NOTE 12 - SUBSEQUENT EVENTS

On October 23, 2018 the Company amended its Articles of Incorporation as follows. The Company authorized 2,469.131 shares of Series A Convertible Preferred Stock, $.001 par value and $1,000 stated value.  The Company authorized 100,000 shares of Series B Preferred Stock, $.001 par value and $1,000 stated value.

The Series A Convertible Preferred Stock have no voting rights with liquidation rights of stated value plus unpaid dividends and damages.  The Series A Convertible Preferred Stock is convertible into common shares at $0.030303 per common shares subject to limitations.  A total of 757.575 are convertible at the option of the holder at any time after the original issue date, and a total of 1,711.556 are convertible at any time after the original issue date upon the Corporation amending its Articles of Incorporation to adjust the number of shares of Common Stock sufficient for the conversion of the 1,711.556 the Preferred Stock.

The Series B Preferred Stock has voting rights equal to the number of whole shares of Common Stock into which the shares would be converted as of the record date with liquidation rights $.01 per share after the rights of the Series A Preferred Shareholders have been satisfied.  Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock.  Each share of Series B Preferred Stock will convert automatically, without any further action on the part of the holder, upon the Corporation amending its Articles of Incorporation to adjust the number of authorized shares of Common Stock to permit the Corporation to issue a sufficient number of shares of

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS - Continued

Common Stock in conversion of the Series B Preferred Stock.  The Corporation undertakes to use its best efforts to adjust the number of authorized shares of Common Stock so as to permit the conversion of the Series B Preferred Stock, within one year of the issuance of the Series B Preferred Stock.

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

Business Highlights

FHA’s subsidiary, Interim Healthcare of Wyoming, Inc., a Wyoming corporation (“Interim”), is an independent franchisee of Interim HealthCare that has been serving its community for over 20 years, providing a wide range of visiting nurse services to the elderly, wounded and sick. It is one of the 300 independent home health agencies that comprise the Interim HealthCare network. Our business consists of providing healthcare services for those in need.  We record all revenue and expenses and provide all services under one umbrella.  Below is a description of our Home Healthcare and Staffing operations.

Our business is driven by a number of different factors and fluctuates significantly as they change.

Our revenue during the first nine months of 2018 has decreased significantly from the previous year. The decrease in business has been driven by the following factors.

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

As a result of financial impact of these factors, we closed the operations in Casper, Wyoming on August 31, 2018.

During the nine months of 2018, FHA’s continuing operations experienced a 21% decrease in revenue over the first nine months of 2017.  This was driven by decreases in both our Billings, Montana businesses. We do not foresee a change in this trend through the end of 2018.  We continue to see increased costs to provide services and decreases in reimbursement rates, reducing margins, and difficulty in retaining qualified personnel, making it difficult to cover overhead costs.  This can be seen in our results during the first nine months of 2018.

During the nine months of 2018, we have seen a significant decrease in the utilization staffing services in Billings, Montana as facilities that use our services receive directives to remove and reduce the use of staffing services. We’ve also seen significant decreases within our home healthcare services. As for our operations, we anticipate the trends seen in the first nine months of 2018 to continue throughout 2018.  We anticipate a continued slowing of the use of our staffing services.  We also anticipate a continued slowing of the utilization of our home healthcare business.  As such, we are evaluating other options outside the home healthcare industry.  Promotional activities and operations are being managed as the offices experience fluctuations in the day-to-day activities and as we embark on new business opportunities.

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

Results of Operations

Nine Months Ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018, FHA recorded revenues of $1,138,825, a 21% decrease over revenues of $1,433,838 for the same period in 2017.  The decrease for 2018 was driven by a significant decrease in the use of our staffing services and our home healthcare services in Billings, Montana.  The Casper, Wyoming location was closed on August 31, 2018.

For the nine months ended September 30, 2018, cost of services totaled $853,702, a 23% decrease compared to $1,110,667 in the comparable period of 2017. This is a reflection of the costs associated with the overall reduction of revenue. FHA posted a gross profit of $285,123 during the first nine months of 2018, versus a gross profit of $323,171 for the first nine months of 2017, a decrease of 12%.

FHA recorded total operating expenses of $565,107 during the first nine months of 2018, a 7% increase as compared to operating expenses of $528,367 in the same period of 2017.  General and administrative expenses totaled $122,529 in the first nine months of 2018 versus $142,241 in the first nine months of 2017, a decrease of 14%, driven by a decrease in recruiting expense.  Consulting fees increased from $57,775 to $118,240 when comparing the first nine months of 2017 versus 2018, driven by an increase in legal fees.   Salaries, wages and related expenses increased 0% to $306,356 in the first nine months of 2018 from $305,352 in 2017.  Selling expenses in the first nine months of 2018 were $17,982 versus $22,999 in the comparable period of 2017, driven by a decrease in advertising.

For the first nine months of 2018, other expense included $77,065 of interest expense on the notes payable.  By way of comparison, for the first nine months of 2017, other income and expense included $34,065 for recognition of a loss on the derivative liability and $76,411 of interest expense on the notes payable.

FHA’s net loss available to common shareholders was $591,881 for the first nine months of 2018.  This represents a 110% increase from our net loss of $281,994 in the first nine months of 2017.

Three Months Ended September 30, 2018 and 2017.

During the three months ended September 30, 2018, FHA recorded revenues of $363,607, a 14% decrease over revenues of $423,306 for the same period in 2017.  The decrease for 2018 was driven by a decrease in the use of our staffing services and our home healthcare services in Billings, Montana.

For the quarter ended September 30, 2018, cost of services totaled $261,734, a 21% decrease as compared to $330,294 in the comparable period of 2017. This is a reflection of the costs associated with the overall reduction of revenue.  FHA posted gross profit of $101,873 during the third quarter 2018, versus a gross profit of $93,012 for the third quarter of 2017, an increase of 10%.

FHA recorded total operating expenses of $212,938 during the third quarter of 2018, a 36% increase as compared to operating expenses of $157,084 in the same period of 2017.  General and administrative expenses totaled $35,617 in the third quarter of 2018 versus $44,259 in the third quarter 2017, a decrease of 20% driven by a decrease in liability insurance and recruiting fees.  Consulting fees increased to $62,324 from $7,947 when comparing the third quarter of 2018 versus 2017, driven by an increase in legal fees.  Salaries, wages and related expenses increased to $110,829 in the third quarter of 2018 from $100,122 in 2017, an increase of 11%, driven by an increase in accrued wages.  Selling expenses in the third quarter of 2018 were $4,168 versus $4,756 in the comparable quarter of 2017.

FHA’s net loss available to common shareholders was $294,938 for the third quarter of 2018.  This represents a 79% increase from our net loss of $164,798 in the third quarter of 2017.

Liquidity and Capital Resources.

Cash on hand was $60,202 at September 30, 2018, a decrease of $84,260 from the $144,462 on hand at December 31, 2017.  Cash used in operations for the nine months ended September 30, 2018, was $44,983, versus cash used in operation of $77,346 for the nine months ended September 30, 2017.  The decrease is a result of the increase collection of accounts receivables, couple with our operating results.

On September 21, 2018, the Company executed a Promissory Note for $275,000 with Natur. The note shall be exchanged for Series A Preferred Stock of the Company at the time of closing of the Share Exchange Agreement between the Company and Natur.  On September 28, 2018, the Company received $270,005 from Alpha and on the same date, wired $270,005 to Natur for working capital.  The note is recorded as a subscription receivable while the Share Exchange Agreement is pending.

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

As of September 30, 2018, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 1, 2018, The U.S. EEOC made a determination that Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964)  by paying a male employee more than female employees. The EEOC has determined that back wages for these individuals plus liquidated damages total $43,593, and the Company has recorded an accrual for $17,593 of this amount, as the remainder is in dispute.  The company has voluntarily entered into the Conciliation Process with the EEOC to reach a resolution of the matter. On September 19, 2018, the Company attended the Conciliation meeting, which the EEOC presented a revised settlement of $133,575 for back wages plus liquidated damages.  The Company and the EEOC did not agree to a resolution.  On September 28, the EEOC file a complaint claiming Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964)  by paying a male employee more than female employees. The Company recorded an accrual totaling $133,575 related to this matter.

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

(b)  During the quarterly period ended September 30, 2018, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

 906 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	11/2/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/2/18	/s/ John Busshaus
John Busshaus
Chief Financial Officer