Form 10-Q/A
period 2018-09-30
Future Healthcare of America
filed 2018-11-09
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q/A1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from

 to

Commission File No.   000-54917

FUTURE HEALTHCARE OF AMERICA

 (Exact name of registrant as specified in its charter)

WYOMING	45-5547692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Baum Blvd, Suite 770

Pittsburgh, PA 15213

 (Address of Principal Executive Offices)

Registrant’s Telephone Number:  (561) 693-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A1 is filed for the sole purpose of updating and correcting certain disclosures about the issuer’s Share Exchange Agreement and Securities Purchase Agreement that were executed on September 21, 2018, and related matters.

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

Future Healthcare of America

FUTURE HEALTHCARE OF AMERICA

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
CURRENT ASSETS:
Cash	$ 60,202	$ 144,462
Accounts receivable, net	182,360	198,670
Prepaid expenses	13,694	27,218
Current asset from discontinued operations	176,601	219,696
Total current assets	432,857	590,046

Deferred tax asset, net	-	-
Total assets	$ 432,857	$ 590,046

CURRENT LIABILITIES:
Accounts payable	139,030	38,559
Accrued expenses	660,476	495,540
Derivative liability	-	43,726
Notes payable	279,879	-
Convertible note payable	1,010,000	1,010,000
Current liabilities from discontinued operations	289,983	130,572
Total current liabilities	2,379,368	1,718,397

Total liabilities	2,379,368	1,718,397

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock	11,266	11,266
Additional paid-in capital	2,210,420	1,313,160
Subscription receivable	(270,005)	-
Accumulated deficit	(3,898,192)	(2,452,777)
Total stockholders’ deficit	(1,946,511)	(1,128,351)
Total liabilities and stockholders’ deficit	$ 432,857	$ 590,046

Future Healthcare of America Balance Sheet (Parenthetical)
Statement of Financial Position	September 30, 2018	December 31, 2017
Allowance for doubtful accounts included in current assets from discontinue operations	45,200	20,200
Common stock authorized	200,000,000	200,000,000
Common stock par value	0.001	0.001
Common stock outstanding	11,265,631	11,265,631

The accompanying notes are an integral part of these consolidated financial statements.

FUTURE HEALTHCARE OF AMERICA

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUE
Total Revenue	$363,607	$423,306	$1,138,825	$1,433,838

COST OF SERVICES
Total Cost of Services	261,734	330,294	853,702	1,110,667

Gross Profit	101,873	93,012	285,123	323,171
OPERATING EXPENSES
Selling expenses	4,168	4,756	17,982	22,999
General and administrative	35,617	44,259	122,529	142,241
Salaries, wages and related expenses	110,829	100,122	306,356	305,352
Professional and consulting fees	62,324	7,947	118,240	57,775
Total Operating Expenses	212,938	157,084	565,107	528,367
Loss from continuing operations	(111,065)	(64,072)	(279,984)	(205,196)

OTHER INCOME (EXPENSE):
Interest income	85	161	162	232
Gain/(loss) on derivative	-	(79,124)	-	(34,065)
Interest expense	(25,583)	(25,492)	(77,065)	(76,411)
Other income (expense)	-	-	-	-
Total Other Expense	(25,498)	(104,455)	(76,903)	(110,244)
Loss from continuing operations before income tax	(136,563)	(168,527)	(356,887)	(315,440)

Income tax provision	-	-	-	-
Net loss from continuing operations	(136,563)	(168,527)	(356,887)	(315,440)

Net income (loss) from discontinued operations, net of tax	(158,375)	3,729	(234,994)	33,446

NET LOSS	$(294,938)	$(164,798)	$(591,881)	$(281,994)

Basic and Diluted Loss Per Common Share from continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Basic and Diluted Income (Loss) Per Common Share from discontinued operations	$(0.02)	$0.000	$(0.02)	$0.00
Basic and Diluted Loss Per Common Share	$(0.03)	$(0.02)	$(0.05)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	11,265,631	11,265,631	11,265,631	11,265,631

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

Accounts Receivable - Accounts receivable consist of trade receivables arising in the normal course of business. At September 30, 2018, the Company has an allowance for doubtful accounts of $45,200 in discontinued operations, which reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2018 and 2017, the Company recorded bad debt expense of $25,000 and $0, respectively.

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

Leases - The Company accounts for leases in accordance with Financial FASB ASC Topic 840, (formerly Statement of Financial Accounting Standards SFAS No. 13 “Accounting for Leases”).  Leases that meet one or more of the capital lease criteria of standard are recorded as a capital lease, all other leases are operating leases.

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

Revenue is recognized when performance obligations with the customer are satisfied which occurs when services are provided to the customer. Revenue is measured as the amount of consideration expected to be received in exchange for providing services. The Company’s sales contain performance obligations satisfied at a point in time when the services are provided.

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
Stockholders’ Deficit
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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SHARE EXCHANGE AGREEMENT AND SECURITIES PURCHASE AGREEMENT

(a)  On September 21, 2018, the Company and Natur Holding B.V., a  Netherlands-based holding company (“Natur”), and the several shareholders of Natur executed a Share Exchange Agreement (the “SEA”) by which the Company is to acquire all of Natur’s outstanding capital stock in exchange for a number of shares of the Company’s common stock that will constitute approximately 71% of the issued and outstanding capital stock of the Company on a fully-diluted basis after giving effect to the closing of the transactions contemplated by the SEA, and which includes the post-closing adoption of an equity award plan reserving up to 1,500,000 shares of common stock as equity awards to the Company’s directors, officers, employees and consultants.  The remaining 29% of the Company’s outstanding common stock will be owned by its current stockholders, noteholders and lenders.  Upon completion of the transaction, Natur will be a wholly-owned subsidiary of the Company, and the former Natur stockholders will collectively own a controlling interest in the Company.  The SEA closing has not occurred as of the issuance of these financial statements, since there are conditions precedent yet to be satisfied.

(b)  On September 21, 2018, the Company also executed a Securities Purchase Agreement (the “SPA”) by which it agreed to privately issue and sell and the purchaser identified on the signature page to the SPA (the “Purchaser”) agreed to purchase up to an aggregate of 2,000 shares of Series A Stock for $2,000,000 in cash, of which $270,005 has been advanced as of September 21, 2018, under the terms of a promissory note dated as of that date between the Company and the Purchaser, plus 469.131 shares of Series A Stock by the exchange of outstanding convertible notes held by Alpha Capital Anstalt in the aggregate principal amount of $469,131, for a total of up to 2,469.131 Series A Stock to be sold under the SPA.  The Series A Stock will be convertible into shares of the Company’s common stock at a conversion price of $0.030303 per share.  In addition to a certificate representing the number of shares of Series A Stock purchased by the Purchaser, at the closing of the SPA (the “SPA Closing”), the Company is to deliver to the Purchaser:  (i) a Warrant to purchase up to a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Series A Stock is convertible, at an exercise price equal to 200% of the initial conversion price of the Series A Stock; and (ii) a Registration Rights Agreement providing for the registration of the Company common stock issuable upon conversion of the Series A Stock and upon exercise of the Warrant.  The SEA closing is a pre-condition to the SPA Closing.  The Company can provide no assurance that such condition will be met or that the SPA Closing will occur as contemplated by the parties.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBENTURE

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE DEBENTURE - continued

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

NOTE 6 - CAPITAL STOCK

Common Stock - The Company has authorized 200,000,000 shares of common stock, $0.001 par value.  As of September 30, 2018, 11,265,631 shares were issued and outstanding.

On September 21, 2018, the Company executed a Promissory Note for $275,000 with Natur. The note shall be exchanged for Series A Preferred Stock of the Company at the time of closing of the Share Exchange Agreement between the Company and Natur.  On September 28, 2018, the Company received $270,005 from Alpha and on the same date, wired $270,005 to Natur for working capital.  The note is recorded as a subscription receivable while the Share Exchange Agreement is pending.  See also Note 4.

NOTE 7 – WARRANTS

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

NOTE 10 – INCOME/ (LOSS) PER SHARE

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On June 1, 2018, The U.S. EEOC made a determination that Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964) by paying a male employee more than female employees. The EEOC has determined that back wages for these individuals plus liquidated damages total $43,593, and the Company has recorded an accrual for $17,593 of this amount, as the remainder is in dispute.  The company has voluntarily entered into the Conciliation Process with the EEOC to reach a resolution of the matter. On September 19, 2018, the Company attended the Conciliation meeting, which the EEOC presented a revised settlement of $133,575 for back wages plus liquidated damages.  The Company and the EEOC did not agree to a resolution.  On September 28, 2018, the EEOC filed in the U.S. District Court for the District of Wyoming a complaint claiming Interim Healthcare of Wyoming violated the wage discrimination laws (Title VII of the Civil Rights Act of 1964) by paying a male employee more than female employees. The Company recorded an accrual totaling $133,575 related to this matter. This accrual is included in the discontinued operations of the Company.

NOTE 12 – RELATED PARTY

During the first six months of 2018, an officer of the Company advanced $23,000 to the company for operating purposes.  The advance bears no interest or maturity.  The advance was repaid during the third quarter of 2018.

NOTE 13 - SUBSEQUENT EVENTS

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

FUTURE HEALTHCARE OF AMERICA

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS - Continued

The Series B Preferred Stock has voting rights equal to the number of whole shares of Common Stock into which the shares would be converted as of the record date with liquidation rights $.01 per share after the rights of the Series A Preferred Shareholders have been satisfied.  Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock.  Each share of Series B Preferred Stock will convert automatically, without any further action on the part of the holder, upon the Corporation amending its Articles of Incorporation to adjust the number of authorized shares of Common Stock to permit the Corporation to issue a sufficient number of shares of Common Stock in conversion of the Series B Preferred Stock.  The Corporation undertakes to use its best efforts to adjust the number of authorized shares of Common Stock so as to permit the conversion of the Series B Preferred Stock, within one year of the issuance of the Series B Preferred Stock.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the home healthcare industry, our ability to continue to develop services acceptable to our industry, our ability to retain our business relationships, and our ability to raise capital and the growth of the home healthcare industry, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets”, “tend” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company’s reports on file with the Securities and Exchange Commission: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the home healthcare industry, the development of services that may be superior to the services offered by the Company, competition, changes in the quality or composition of the Company’s services, our ability to develop new services, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, services and prices.

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

Home Healthcare

Through trained health care professionals, the Company provides home care services including senior care and pediatric nursing; physical, occupational and speech therapy.  The Company offices deliver quality home care and treat each patient with genuine compassion, kindness and respect.  The Company provides health care professionals at all skill levels, including registered nurses, therapists, LPN’s and certified home health aides. FHA derives is revenue from multiple payer sources.  These include Medicare, Medicaid, Insurance, Medicaid LTW, and Private Payers.  Because our offices are located in areas that do not contain a large population base (less than 200,000 residents), we continually explore opportunities to increase our revenue with our current payer sources and expand through new sources of revenue.   The healthcare team is utilized across all payer sources, including staffing services.  Our customer base comes from referrals from hospitals, rehab facilities, nursing homes, assisted living facilities and previous patients.

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

Liquidity and Capital Resources.

Cash on hand was $60,202 at September 30, 2018, a decrease of $84,260 from the $144,462 on hand at December 31, 2017.  Cash used in operations for the nine months ended September 30, 2018, was $44,983, versus cash used in operation of $77,346 for the nine months ended September 30, 2017.  The decrease is a result of the increase collection of accounts receivables, coupled with our operating results.

On September 21, 2018, in connection with the execution of the Share Exchange Agreement (the “SEA”) between the Company, Natur Holding B.V., a Netherlands-based holding company (“Natur”), and the several stockholders of Natur, the Company executed a Promissory Note for $275,000 with Natur. The note shall be exchanged for Series A Preferred Stock of the Company at the time of closing of the Share Exchange Agreement between the Company and Natur.  On September 28, 2018, the Company received $270,005 from Alpha and on the same date, wired $270,005 to Natur for working capital.  The note is recorded as a subscription receivable while the Share Exchange Agreement is pending.  The execution of the SEA was disclosed in the Company’s Current Report on Form 8-K dated September 21, 2018, and filed with the Securities and Exchange Commission on September 24, 2018.

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

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which we refer to as disclosure controls, are controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

On June 1, 2018, The U.S. EEOC made a determination that Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964) by paying a male employee more than female employees. The EEOC has determined that back wages for these individuals plus liquidated damages total $43,593, and the Company has recorded an accrual for $17,593 of this amount, as the remainder is in dispute.  The company has voluntarily entered into the Conciliation Process with the EEOC to reach a resolution of the matter. On September 19, 2018, the Company attended the Conciliation meeting, which the EEOC presented a revised settlement of $133,575 for back wages plus liquidated damages.  The Company and the EEOC did not agree to a resolution.  On September 28, 2018, the EEOC filed a in the U.S. District Court for the District of Wyoming a complaint claiming Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964)  by paying a male employee more than female employees. The Company recorded an accrual totaling $133,575 related to this matter.

Item 1A.   Risk Factors.

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Mine Safety Disclosures.

None; not applicable.

Item 5.   Other Information.

(a)

On September 21, 2018, the Company and Natur and the stockholders of Nature Holding B.V., a Netherlands-based holding company (“Natur”), executed executed the SEA, by which the Company is to acquire all of Natur’s outstanding capital stock in exchange for a number of shares of the Company’s common stock that will constitute approximately 71% of the issued and outstanding capital stock of the Company on a fully-diluted basis after giving effect to the closing of the transactions contemplated by the SEA, and which includes the post-closing adoption of an equity award plan reserving up to 1,500,000 shares of common stock as equity awards to the Company’s directors, officers, employees and consultants.  As disclosed in the Company’s Current Report on Form 8-K dated September 21, 2018, and filed with the Securities and Exchange Commission on September 24, 2018, the closing of the SEA is subject to certain pre-conditions and the Company can provide no assurance that such conditions will be met or that the SEA closing will occur as contemplated by the parties.  See the Company’s Current Report on Form 8-K dated September 21, 2018, and filed with the Securities and Exchange Commission on September 24, 2018.

On September 28, 2018, the Company filed Amended and Restated Articles of Incorporation (the “Amended Articles”) with the Wyoming Secretary of State.  The Amended Articles designate two series of preferred stock as follows:

(i)  The Amended Articles designated 2,469.131 shares of Series A Convertible Preferred Stock (the “Series A Stock”) having a par value of $0.001 per share and a Stated Value equal to $1,000.  Holders have the option to convert their Series A Stock into the number of shares of common stock that is equal to the Stated Value divided by the Conversion Price of $0.030303 (subject to adjustment as set forth in the Amended Articles).  The Series A Stock has no voting rights.  Holders of Series A Stock are entitled to receive dividends as declared and paid on the Company’s common stock on an as-converted basis.

(ii)  The Amended Articles designated 100,000 shares of Series B Preferred Stock (the “Series B Stock”) having a par value of $0.001 per share.  Each share of Series B Stock will convert automatically into 1,000 shares of the Company’s common stock upon the filing by the Company of an amendment to its Articles of Incorporation to adjust the number of authorized shares of common stock to permit the Company to issue a sufficient number of common shares upon conversion of the Series B Stock.  Each holder of Series B Stock is entitled to cast the number of votes that is equal to the number of shares of common stock into which the shares of Series B Stock held by such holder are convertible.  Holders of Series B Stock are entitled to receive dividends as declared and paid on the Company’s common stock on an as-converted basis.  See the Company’s Current Report on Form 8-K dated September 28, 2018, and filed with the Securities and Exchange Commission on October 3, 2018.

On October 18, 2018, the Company filed its Second Amended and Restated Articles of Incorporation (the “Second Amended Articles”) with the Wyoming Secretary of State.  The Second Amended Articles amended the rights and preferences of the Series A Stock as follows:

(i)  Of the 2,469.131 authorized shares of Series A Stock, a total of 757.575 shares shall be convertible at any time after their original issue date at the option of the holder thereof. A total of 1,711.556 such shares shall be convertible at any time upon the Company amending its Second Amended Articles to adjust the number of authorized shares of common stock to permit the Company to issue a sufficient number of common shares in conversion of such 1,711.556 shares of Series A Stock.

(ii) From the original issue date of the Series A Stock, the Company shall reserve underlying shares of common stock issuable upon conversion of 757.575 shares of Series A Stock.  From and after the date of the amendment to the Second Amended Articles to adjust the number of authorized shares of common stock to permit the Company to issue a sufficient number of common shares in conversion of the remaining 1,711.556 shares of Series A Stock, the Company shall reserve underlying common shares issuable upon conversion of such 1,711.556 shares of Series A Stock.  See the Company’s Current Report on Form 8-K dated October 18, 2018, and filed with the Securities and Exchange Commission on October 23, 2018.

(b)  During the quarterly period ended September 30, 2018, there were no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 6.   Exhibits.

Exhibit No.

Description

31.1

302 Certification of Christopher J. Spencer

31.2

302 Certification of John Busshaus

32

906 Certification.

Documents incorporated by reference.

8-K Current Report dated September 21, 2018, filed on September 24, 2018, regarding Natur Holding Share Exchange Agreement and Securities Purchase Agreement.

8-K Current Report dated September 28, 2018, filed on October 3, 2018, regarding Amended and Restated Articles of Incorporation.

8-K Current Report dated October 18, 2018, filed on October 23, 2018, regarding Second Amended and Restated Articles of Incorporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FUTURE HEALTHCARE OF AMERICA

Date:	11/9/18	By:	/s/ Christopher J. Spencer
Christopher J. Spencer
Chief Executive Officer and President and Director

Date:	11/9/18	/s/ John Busshaus
John Busshaus
Chief Financial Officer