Form 10-K
period 2018-12-31
Natur International Corp.
filed 2019-04-16
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-54917

Natur International Corp.

(Exact name of registrant as specified in its charter)

Wyoming	45-5547692
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Jachthavenweg 124

1081 KJ Amsterdam

The Netherlands

(Address of principal executive offices)

Registrant’s telephone number, including area code: 011 31 20 578 7700

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:    Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non- affiliates of the issuer was $622,238. This amount is based on the closing price of $0.06 per share of the registrant’s common stock as of such date, as reported on the OTCQB.

As of April 12, 2019, the registrant has a total of 131,765,194 shares of Common Stock, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD LOOKING STATEMENTS

Unless the context requires otherwise, in this Annual Report Natur International Corp., formerly Future Healthcare of America (“Parent”) and Natur Holding B.V. (“Natur” or “Subsidiary”) shall collectively be referred to as “NIC”, “the Company”, “we”, “us”, and “our” unless otherwise noted.

This Annual Report contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning the Company’s business strategy, future revenues, market growth, capital requirements, product introductions and expansion plans and the adequacy of the Company’s funding. Other statements contained in this Annual Report that are not historical facts are also forward-looking statements. The Company has tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

You are cautioned that any forward-looking statements presented in this Annual Report are based on the beliefs of, assumptions made by, and information currently available to, the Company. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond the Company’s control or ability to predict. Although the Company believes that its assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, the Company’s actual future results can be expected to differ from its expectations, and those differences may be material. Accordingly, you should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends. Certain risks are discussed in this Annual Report and also from time to time in the Company’s other filings with the Securities and Exchange Commission.

Some of our trademarks, including our product logo, are used in this Annual Report, which are intellectual property owned by the Company. This Annual Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the TM symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

ii

PART I

Item 1. Business

Company mission and overview.

Natur’s vision is for technology to be the force of our innovation as we build culturally relevant consumer products that nurture the human body. The mission of Natur is to deliver 100% natural products that are good for everyone and for nature, with an aim to sell products that meet or exceed consumer expectations for health, wellness and good taste. Natur specially selects plant-based ingredients, including Hemp Cannabidiol (CBD), fruits and vegetables, committing not to use concentrates, preservatives, stabilizers or additives in our products. Natur further invests in sustainability projects to reduce the environmental impact of our own activities.

Business Overview

Natur integrates new manufacturing technologies with standard practices to extend the shelf life of its products and yet remain Naturalicious (natural & delicious) to build out its value chain for the burgeoning market of nutritious beverages and healthy snacks with and without CBD or other nutrient dense fusions. It has delivered its products in the Netherlands and the United Kingdom and plans on expanding in Europe and ultimately the United States. Our understanding and application of the technological aspects of manufacturing assures a pathogen-free food and beverage experience that preserves the nutrients and enzymes to the maximum level possible, while retaining the raw fresh nature of the products. The result is what we believe to be the best tasting product with the maximum “goodness” and highest nutrient density -- something the consumer seeks more and more in our target markets.

Our commitment to deliver to consumers the best products possible in the market is strengthened with the market experience of our business partner, that is also a significant shareholder, the AMC Group, which is one of the leading European suppliers of “white label” natural juices to over 70 of the largest retail chains in Europe. AMC is well known as the sector’s innovation leader with proprietary manufacturing, software and production technologies.

The AMC proprietary technologies, which at the core of the proposition incorporate HPP (Cold High-Pressure Processing) and SNFC (Super Not From Concentrate), hold in the taste of freshness and yet extends shelf life to over 6 months.  AMC was one of the company’s founders that invested initially in AMC NT to lock in the strategic links between the businesses.

The clear differentiator of the Company is the natur™ brand which is supported by its disruptive marketing. Yes, we are branding nature. The Company finds that consumers are interested in “what we produce and how we voice this to the market” more than how it is made.  From an investment perspective, this is a fundamental component of our business model as we are not having to commit very significant capex to building our own modern production and bottling facilities to deliver into the increasing demand for our product.

In the future we anticipate delivering documented nutrigenomic (precision nutrition) properties that we believe will be an aid to personal weight management, increase energy, lower cholesterol, counter sleep disorders and boost immunity response. We believe that these product aspects will position the Natur products at the top of the European market at a mid-market price point.  This profile will be accessible internationally, as we have already undertaken preliminary discussions with distributors in major international markets outside Europe.

Our market profile will be further enhanced with the new Natur personalized snacking/juicing experience that will accelerate the trend towards “snackification” already present in more mature markets in the United States and Europe.

This all reflects the Natur brand characteristics, shaped by the management vision of becoming a leader in the “hi-tech health” food and beverage marketplace; achieved by responding to changing market needs and staying continuously ahead of emerging trends. Natur also intends to address the demand of the consumer for knowledge about what he/she consumes with a greater level of supply chain transparency.

Corporate Management

The Company and Natur have gathered a top team of experienced management and consultants in the field of food and beverage, who have an in-depth knowledge of the market arena for our products and yet have the right fit of discipline and entrepreneurial vision and drive.

The Natur Holding non-executive board has top industry relevant experience and has a hands-on drive to make the company successful and to gain a leadership position in the healthy product food and beverage market place through the offering of a palette of products that not only are natural and delicious but with functional beneficial properties and can also be supplied as organic.  Their expertise and insights in the digital world will also help drive the Natur to embrace these new delivery frontiers.

From Farm to Fridge

The founders and management believe Natur will evolve to become one of the leaders in the European market and later in the United States farm to fridge market segment, supplying superior fruit and vegetable juices, smoothies, and natural and organic snacks.  Natur is able to accommodate a great speed of market innovation and is able to meet market demands quickly; therefore, Natur believes that it is well positioned to establish its market share and partner with the major international leaders to distribute our products.

Products

The Company divides its products in five categories: 1) Fruit and Vegetable Blend Juices, 250ml, Cold Pressed, High Pressure Processed with 50 Days shelf life, 2) Fruit and Vegetable Blend Shots, 100 ml, Cold Pressed, High Pressure Processed with 50 Days shelf life, 3) Not From Concentrate, Fruit and Vegetable Juice Blends, 250ml, Mildly Pasteurized, with 180 Days shelf life, 4) Not From Concentrate Fruit Smoothies, 250ml, Mildly Pasteurized, with 180 Days shelf life, and 5) Innovative Snacking Occasions low in calories and high in daily requirements for fruits and vegetables. Below is a product description within the categories.

Fruit and Vegetable Blend Juices, 250ml, Cold Pressed, High Pressure Processed with 50 Days shelf life natur. Spicy Greens 6x 250ml NL/UK HPP ‘Grab and Go’

Spicy Greens is a savory blend of cucumber, kale, spinach, lime, mint and ginger on an apple and pear base. The juice is high in vitamin C which activates the natural energy and contributes to the immune system.

natur. The Force 6x 250ml NL/UK HPP ‘Grab and Go’

The Force is a savory blend of beetroot, carrot, cucumber, apple, acerola, blueberries, lime and ginger. The juice is high in vitamin C which contributes to the normal function of the immune system.

natur. Pearfection 6x 250ml NL/UK HPP ‘Grab and Go’

Pearfection is a fresh blend of apple, pear and acerola. Pearfection contains potassium which is a mineral that contributes to the proper functioning of your muscles.

natur. Berrylicious 6x 250ml NL/UK HPP ‘Grab and Go’

Berrylicious is a sweet juice of mixed forest fruits and apple. The juice is high in vitamin C which supports the natural defense mechanism.

natur. Fountain of Youth 6x 250ml NL/UK

Fountain of Youth is based on carrot and mango with a touch of passion fruit and turmeric. The juice is high in vitamin A which nurtures the skin. Fountain of Youth also contains turmeric which is a natural painkiller with a powerful anti-inflammatory effect.

natur. Emperor of the Sun 6x 250ml NL/UK

Emperor of the Sun is a juice made from oranges with the highest nutritional values. This bottle contains more than 60% of the daily intake of vitamin C which supports the firmness of the skin.

natur. Vitamin Sea 6x 250ml NL/UK

Vitamin Sea is a juice made from oranges and kiwis with the highest nutritional values. This bottle contains more than 60% of the daily intake of vitamin C which supports the firmness of the skin.

natur. Strawberry Sunrise 6x 250ml NL/UK

Strawberry Sunrise is a juice made from oranges and strawberries with the highest nutritional values. This bottle contains more than 60% of the daily intake of vitamin C which supports the firmness of the skin.

Fruit and Vegetable Blend Shots, 100ml, Cold Pressed, High Pressure Processed with 50 Days shelf life natur. The Charger 8x 100ml NL/UK HPP ’Shots’

The Charger is a savory blend of fennel, kale, spinach, cucumber, coriander, apple and lime. The juice is high in vitamin C which contributes to the reduction of tiredness and fatigue and increases iron absorption.

natur. The Clean 8x 100ml NL/UK HPP ’Shots’

The Clean is a savory blend of apple, beetroot, carrot, spinach, celery and lemon. The shot is high in vitamin C which contributes to the protection of cells and oxidative stress.

natur. The Glow 8x 100ml NL/UK HPP ’Shots’

The Glow is a blend based on carrot and mango with a touch of passion fruit and turmeric. The shot is high in vitamin A which nurtures the skin. It also contains turmeric which is a natural painkiller with a powerful anti-inflammatory effect.

Not From Concentrate, Fruit and Vegetable Juice Blends, 250ml, Mildly Pasteurized, with 180 Days shelf life natur. Rocket Fuel 12x 250ml NL/UK

Rocket Fuel is a fruit and vegetable blend of apple, coconut water, beetroot, raspberry, and persimmon. Vitamin B1 & C activate the natural energy while vitamin A, B6, B12 and selenium contribute to the normal function of the immune system. Vitamin E contributes to the protection of cells from oxidative stress.

natur. Body Guard 12x 250ml NL/UK

Body Guard is a fruit and vegetable blend of apple, carrot, orange, coconut water, peach, passion fruit and persimmon. Vitamin B1 & C activate the natural energy while vitamin A, B6, B12 and selenium contribute to the normal function of the immune system. Vitamin E contributes to the protection of cells from oxidative stress.

natur. Power Plant 12x 250ml NL/UK

Power Plant is a fruit and vegetable blend of apple, coconut water, pear, spinach, cucumber and persimmon. Vitamin B1 & C activate the natural energy while vitamin A, B6, B12 and selenium contribute to the normal function of the immune system. Vitamin E contributes to the protection of cells from oxidative stress.

Not From Concentrate Fruit Smoothies, 250ml, Mildly Pasteurized, with 180 Days shelf life natur. Goji Galore 12x 250ml NL/UK

Goji Galore is a fruit and vegetable smoothie with coconut water, strawberry, raspberry, goji, apple, kaki and blackcurrant. Vitamin B1 & C activate the natural energy while vitamin A, B6, B12 and selenium contribute to the normal function of the immune system. Vitamin E contributes to the protection of cells from oxidative stress.

natur. Matcha Madness 12x 250ml NL/UK

Matcha Madness is a fruit and vegetable smoothie with coconut water, pear, cucumber, spinach, banana, kaki, apple, spirulina and matcha. Vitamin B1 & C activate the natural energy while vitamin A, B6, B12 and selenium contribute to the normal function of the immune system. Vitamin E contributes to the protection of cells from oxidative stress.

natur. Turmeric Tiger 12x 250ml NL/UK

Turmeric Tiger is a fruit and vegetable smoothie with coconut water, banana, turmeric, pineapple, apple, lime and kaki. Vitamin B1 & C activate the natural energy while vitamin A, B6, B12 and selenium contribute to the normal function of the immune system. Vitamin E contributes to the protection of cells from oxidative stress.

Innovative Snacking Occasions

Filling the consumer need for guilt free products, the company is formulating an innovation without known equal. These will be made available in 3 flavor variants. Research has revealed these are fully on trend, with 100% fruit & vegetables, 100% natural, no additives, and rich in fiber.

natur. on-the-go snackbox
This healthy natur. box is filled with 8 granola bars and 4 snacks. Our snacks only contain natural ingredients and are high in fiber and protein. Perfect for on-the-go and suitable for the whole family.

natur. better bites box
This natur. snackbox is filled with 12 bites that are perfect as a topping for your yoghurt bowl or salad and great for on-the-go. Our snacks contain only natural ingredients and are high in fiber and protein.

Product Development

Since inception the Company has been defining and refining its market and its innovative products accordingly.

The target group is composed of health-conscious consumers looking for convenient fast-food alternatives. This drives product development toward delivering a healthy, tasty and refreshing experience with 100% natural plant-based, fruit and vegetable juices and smoothies and snacks to take away. Superior product quality and affordability allow the Company to broaden the consumer potential.

Initially the Company developed an extensive line of cold pressed HPP juices consisting of 23 SKU’s, with consumer trending monikers, including fruit and vegetable juices, coconut waters, coconut-water-based smoothies, dairy based smoothies, and nut milks.

Fruit & Vegetable Juices	Coconut Waters	Smoothies	Nutmilks

Tropical Greens	Lemon Aid	Whey Cool	Strawberry Nut Fields
The Clean	Coco Beach	Powerhouse	La Vida
Power Plant	Berry Bliss	Chilling in the Tropics	Choc Fix
Spicy Greens		Berry’d Treasure	Nut-tritious
The Force		Blueberry Hill	Nutcracker Sweet
Fountain of Youth
Beet the Blues
Refresher
Berrylicious
Pearfection

In 2016 operating with market and consumer responsiveness, the Company optimized the original SKUs for efficiency and simultaneously created four exclusive juices for a larger retail chain in The Netherlands. These were sold as the “SmartLine” and included Coco Beach, Refresher (later called Drunk in Love), Power Plant and The Force.

The Company further developed a tighter focused line of beverages to the rest of the market: Spicy Greens, The Clean, Berrylicious, Pearfection, Fountain of Youth, Beet the Blues, and Whey Cool.

Once the retailer exclusive period ended, it allowed the sale of the SmartLine to all other retailers the company again optimized the line around consumer needs resulting in the following flavors to be marketed:

In 250ml PET bottles - Spicy Greens, The Clean, Berrylicious, Pearfection, Fountain of Youth, Beet the Blues, Drunk in Love. In 100ml PET shots - The Charger, The Glow, and The Clean. The Company in 2017 made an entry in to the ’snack drinks’ arena with two 250 ml robust SKUs called Cereal Smoothie, and Morning Glory.

Each time the Company innovates, it considers the European markets best suited for distribution and labels its products accordingly. It is common for the Company to ensure that product can be sold with the proper labels in The Netherlands, France, and the UK; with opportunity assessments before label creation in other languages.

It is common to earn ‘rotations’ for brand presence in large, visible, multi-outlet transportation retailers. In such cases the Company innovates around the needs of those large retailers. In one such case the Company innovated a line of lemonades and orange juices in the single serve package and in multi-serve one-liter packaging.

The Company has an innovation pipeline for 2019 through 2021. These new innovations include CBD infused versions of our current product lines, and new entrants in Health and Beauty and Animal Care. Some of these CBD infused snacks have been introduced on the eCommerce site in the first quarter of 2019. Already formulated are the products and labels required for a US Market entry. Additionally, the Company is finalizing the Innovative Snacking Occasions product line and seasonal flavor varieties that bring new consumer trial to the brand.

The market shift toward acceptable functional additives is being vetted and innovated by the company so that product introductions might include plant waters, plant proteins, animal proteins (collagen), live cultures, and plant-based wellness supplements.

A helpful tool for the Company’s innovation process is its flagship store in the Amsterdam canal district, where consumer interactions can be noted and assessed by the marketing team. In the shop, the Company has introduced a CBD based shot in 30 ml and is formulating other edibles. This is the beginning of other innovations in Fruit Waters / Waters, Protein Drinks, Non-Dairy Nutmilks / Non-allergenic (alternative) Nutmilks, Vinegars, Alternative Sweeteners, Soups and other functional blends.

In the creation of a snack line, the Company has development work being performed in the areas of Chocolates, Crackers, Chips, Fruit, nut & granola bars, seaweed snacks, and cookies.

‘Next from Natur’

(A) Natur Breaks

In close conjunction with a third-party manufacturer in 2018, the Company has invested heavily in New Product Development (NPD). Consequently, the Company is proud to be ready to launch in Q2 2019 it’s innovation in Snacking: ‘Natur Break’. The product portfolio extension consists of three variants:

●	Natur. Mango-Carrot-Pumpkin Break
●	Natur. Strawberry-Raspberry-Beetroot Break
●	Natur. Apple-spinach-Avocado break

‘The delicious ‘better-for-you snack’ line:

●	100% fruit & veggies (225gr)
●	Crunchy separately packaged topping with nuts and seeds (20gr)
●	100% natural, no additives
●	Rich in fibers
●	Gluten free
●	Cold Pressed
●	One serving contains 33% of vegetables- and 50% fruit of the Recommended Daily Intake (RDI)

The introduction is fully on trend:

●	Increasing demand for healthy and honest food.
●	Increasing awareness about fructose sugars in fruit.
●	Opportunities for combining vegetables and fruit.
●	Growth of convenience and healthy ‘on-the-go’ solutions

This new range is in perfect complementary harmony with the vision and existing portfolio of Natur. Based on conducted extensive qualitative consumer panel research in January 2019 and initial trade response and acceptance, the Company believes this addition to the portfolio has the potential to add value to the category.

(B) Natur Functionals

The Company’s mission is to leverage technology as the driving force of innovation to build culturally relevant natural and/or organic consumer products that are beneficial to the human body and improve the general wellbeing. Putting this into practice the Company is developing two new product line extensions:

1.	Beverages and snacks infused with Cannabidiol (CBD)

Cannabidiol (CBD) is the non-psychoactive cannabinoid of the cannabis plant, often known as hemp. CBD is not the THC cannabinoid of the plant that is intoxicating substance and is illegal in many jurisdictions. CBD is legal worldwide, although a controlled substance in Canada, we do not deal in any illegal substance.

CBD is extracted and separated from specific varieties of the industrial hemp plant. Although CBD can be found in other plants, it is the hemp plant that is used because of its abundance in the plant, typically representing up to 40% of its extracts. When separated into its pure form, it cannot provide the intoxication effects of THC.

CBD is typically used for health reasons. Although there is much research to be done in the field, it is believed that there are a wide range of health benefits. CBD products may be used for wellness purposes such as to aid sleep, or for pain or anxiety management: they do not require prescription.

The Company’s plans on developing and commercializing medicinal and health-focused Functional Natural Cannabis and hemp products that will embrace production transparency GMP product quality standards and novel technologies.

2.	Beverages and snacks with Functional Nutraceuticals

A.	Immunity
B.	Anti-Stress
C.	Appetite Control

Primary markets

The fruit juices market was valued globally at USD 71.31 billion in 2016 and is expected to grow at a CAGR of 6.14% during the forecast period, to reach an expected value of USD 121 billion by 2025. The global fruit and vegetable blends market was valued at USD 51.5 billion in 2016 and is expected to grow at a CAGR of 6.3% during the forecast period, to reach an expected value of USD 89.2 billion by 2025.  The vegetable juices market was valued at USD 31.37 billion in 2016 and is expected to grow at a CAGR of 4.63% during the forecast period, to reach an expected value of USD 46.86 billion by 20253.

3 Source: Grand View Research 2018 - WHO, U.S. CDC, FDA, NIH Journals, Investor Presentations, Primary Interviews.

We believe that the opportunity for the Natur products can be summarized as follows:

●	globally there is a generic shift towards a healthier lifestyle and healthier foods that is already well established in the more advanced North American and European markets;

●	there is a fast-growing European market for healthy natural juices and snack foods that are easy-to-consume products suited to the needs of a modern lifestyle;

●	illustrating these trends, within the Benelux and UK fruit juice market for example, there is a continuing shift to more complex and more expensive premium juices;

●	a steadily increasing number of consumers are willing to pay a premium for niche brands with superior quality, functional outcomes and special drinking experiences;

●	the major European retailers (including supermarket chains) are evaluating how they can differentiate their respective offerings and enhance consumer experience to attract customers; and

●	governments are legislating against carbonated soft drinks with added sugar reinforcing consumers’ negative opinions of these products and accelerating a shift to raw/fresh natural drinks for all family members.

In addition to the above characteristics of the market in which we operate, we believe there are other consumer trends that we need to take into consideration. These include the following:

●	increased availability of vegetarian and vegan products

●	demand for healthy and responsible snacks

●	increase of alternative ingredients from nature

●	‘pure nature’ provides ‘feeling good’ to the consumer

The consumer trends also suggest that persons are wanting healthier products generally. Typically, the following factors are taken into consideration:

●	untreated products that do not use artificial coloring, flavors or preservatives;

●	non-GMO;

●	Products that are better for the environment;

●	more demand for gluten-free, halal or Kosher products (‘free from’)

●	less sugar;

●	less salt;

●	less calories; and

●	no additives.

Consumers not only consume for taste, but also for the function of food. Natur is addressing these new factors in its products and marketing.

Craftmanship and Artisanship

●	more demand for artisan and fresh products

●	discovery to new flavors and ethnic origin
●	signature from the craftsman
●	Hero products and story telling
●	traceable to origin

Sharing Online - Products should look visually attractive to share on social media.

Sustainable

●	consumers are spending more on sustainable products every year
●	no waste, from either the packaging or the product itself

Clean Labels

●	call for transparency
●	honesty about the ingredients (‘from field to fork’)
●	simple: less ingredients
●	simple: ingredients that do what they have to do
●	who makes the product, where and how?

More Eating Occasions - with smaller and healthier portions

Blurring

●	sports drinks become mainstream. Reducing difference between on-the-go and retail
●	Food service becomes an important trigger.

More Direct Consumption - new eating occasions

Premiumization - food is lifestyle. Increasing demand for premium variants.

Convenience - the consumers are increasingly rushing and are looking for solutions.

Differentiated Packaging - smaller production batches in alternative packaging

Online Shopping - continued rapid growth. Regular grocery shopping shifting to online

Tailored Offers - personal advantage e.g. consumer loyalty card

Super Powders - maca, matcha, turmeric, spirulina, kale

Technology - shelf life extension without additives

The Company believes there is now mainstream acceptance in the Netherlands, UK and throughout Europe of ordering food over the internet supported by a well-established fulfillment infrastructure for local delivery; there is no current significant competition from large international players in either the Netherlands or UK, nor wider European markets, in the cold-pressed natural juices market to the best of our knowledge. In the NFC market segment, there is no other brand that can match Natur’s Super NFC line in nutrient density, with ambient delivery possibilities for up to four weeks while retaining the organoleptic properties and a shelf life of up to six months.

Customer Sales Authorizations

The Company markets its products through five distinct channels in Europe – chain grocery, petrol and other smaller retail stores, direct to consumer/business through e-commerce, caterers, and wholesalers (who reach independent retailers and Food Service locations). Additionally, the Company operates a branded experiential consumer immersion store overlooking the Prinsengracht, one of the main canals of Amsterdam providing heavy foot traffic by natives and tourists.

The Company is building the brand through a combination of permanent shelf space and promotional rotational spaces. Over the past two years, in the Netherlands, these have included presence in the 700-store chain Albert Heijn, the oldest organization owned and operated by the Dutch supermarket operator Ahold and dominating the Food Grocery Market by 34,7% Market Share4, the progressive all-natural retailer Marqt (18 stores), and Plus Supermarkets (256 stores), to name a few. In the petrol sector, the Company conducts business for example with the BP, Total and Avia petrol chains.

In the UK, during the past two years, the Company served hundreds of independent natural food stores through direct relationships from a staff of several sales and marketing personnel, while undertaking a branded takeover of WHSmith transportation retailers in a large-scale rotational promotion. The Company has streamlined the market development for the UK and is resetting its strategies for a distributor-oriented expansion. The company’s extended shelf life technologies will support the anticipated slowing at the border of a non-deal Brexit.

Presently, with distribution in several hundred Dutch retailers, and with a new distribution agreement with one of the UK’s most customer-centric natural foods distributors, the Company is poised for expansion to new authorizations in existing and new markets. An example of such expansion is an authorization pending with the 600-store chain Jumbo, 2nd largest Food Grocery Retailer with 19,1% Market Share,2 which is expected to place Natur products in 60 of its ‘on the go’ stores in 2019.

In 2018 HMS Host and Albert Heijn each represented more than ten percent of company revenues, together representing 58% of our revenues. In 2017 no one represented more than ten percent of company revenues.

Direct to Consumer & Businesses

The Company has invested in an e-commerce platform from the https://nl.natur.eu/ buy now page that provides an end to end solution to direct-to-consumer sales as well as shipments to businesses. This meets the expanding need for healthy snacking where consumers live and work. Customers have the option to select a two-hour time window for when they want to receive their order. For these customers the Company is using an external logistics company providing warehousing and order fulfillment. For business direct customers the Company is using Leen Menken as logistics partner for the Netherlands.

Wholesale

Through wholesalers like Lekkerland (€13 billion turnover in 2017), Sligro (€3 billion turnover in 2017) and Bidfood (€700 million turnover in 2017) the Company is distributing its products to a large variety of smaller outlets in both on- and off-trade channels. From cafe to caterer, canteen to health care institution and from hotel to restaurant.

4 IRI 2018

Catering

The Company pursues the catering category with the goal of prestigious availability for brand building and commercial interest. The Company is selling to multiple sport clubs, offices, schools and many other public locations. This channel also includes airline catering companies. The Company is in final negotiations with a larger Dutch provider in this channel. This channel also includes outreach to convention centers where the Company has in place an agreement with RAI Amsterdam (largest in The Netherlands), exposing the brand to 1.6 million visitors each year. Through our partner Absolute Taste, the Company has provided healthy juices to The Ryder Cup, several Formula 1 races, Association of Tennis Professionals Finals and The Shard in London.

Festivals and Events

The Netherlands are famous for their festivals. Natur is attending the main dance festivals offering this crowd healthy refreshments, while also selling through regular bars and via mobile sales and sampling teams. Through the customers like Absolute Taste, the company delivers to international large festivals.

Anticipated new business authorizations

The Company is evaluating expansion in to additional European country markets and the US over the next twelve to twenty-four months.

The first such European expansion will be to Switzerland, which is anticipated to be through Migros, Switzerland’s largest retail company, its largest supermarket chain and largest employer. Migros is also one of the forty largest retailers in the world. With over 600 retail grocery stores, over 200 specialty markets and over 315 restaurants in 5 countries, the Company is working with Migros to select the ideal initial 200 outlets for a phase one implementation of Natur product availability.

The company is also in discussions with a distributor for France, which is expected to start in the second quarter of 2019

Also, in 2019, the Company is looking to extend the addressable market for its products with large distribution partners and/or retailers in Germany, Austria, Israel, Eastern Europe and the Middle East.

Entering the United States market will require a calculated expansion plan, beginning with the markets highest indexing in the development of healthy eating and drinking products. New York City is one such market, along with Los Angeles, San Francisco and Central Texas. The United States market is highly reliant on distribution agreements; and those distribution agreements are struck most easily when large natural foods chains authorize the Company’s product lines. The Company plans to rely heavily on innovation to foster success in the United States where working with functional supplements and innovating snacking allow for disruption and competitive advantage.

Distribution

The Company employs the practice of distributing product through independent, third party routes to market. In the Netherlands, the Company deploys product to market through a contract relationship with Leen Menken Food Service Logistics who delivers greater than 10% of the Company’s total Netherlands volume. This professional contract provider, from its distribution center in Zoetermeer, is centrally located in the Randstad, close to the port of Rotterdam and Schiphol Airport. With 15,000 pallet spaces, the Company’s relationship is scalable and efficient for refrigerated storage and transportation. Leen Menken applies work automation according to the latest technical development. On the other hand, for certain activities, dedicated human attention is needed, provided by a workforce of more than fifty people. Menken is certified, and the distribution center works according to the quality requirements of ISO 9001, BRC, SKAL, Lean and Green & AEO.

In the UK, the Company is using CLF Wholesaler to fulfill distribution requirements in that country. Founded in 1998, CLF are the leading UK wholesaler of premium products such as those in the categories of sports nutrition, organic and health food products, vitamins, minerals and supplements, personal care, household products and now chilled and frozen products. CLF offers a daily delivery service from their warehousing facility in Southampton, Hampshire, and successfully provides continuity of supply across over 15,000 products from over 750 leading brands. Their mission is to build upon their position as the wholesaler of choice to the independent health food trade.

Production

The Company relies on more than 10% of its salable product from its relationship with contract packer and investor AMC Group. This special contribution to the strategic business plan represents a high barrier to entry for any potential competing participant, as the scale and breadth of AMC’s operations are unmatched in Europe. Further, it is the platform on which the Company’s plans for the European market will be delivered.

The Company has an integrated product offering primarily using unique cold-pressed juices as a basis for (functional) supplements, boosters and natural snacks. The products are considered as “safe foods” due to our Pure Pulse (PEF 2.0) and High-Pressure Processing (HPP) processes. Pathogens receive a 5+Log reduction while all the goodness, minerals, nutrients and enzymes remain intact. Also, thanks to the extended shelf life and consumption period of the Company’s products the process produces less waste. The Company will deploy unique patented PEF 2.0 technology which creates a product that is not only cold pressed, but also actually enhances the natural flavors. The PEF processing technology allows the Company to be extremely price competitive as less factory workers are needed for this line production technology and, unlike with HPP production, no expensive refrigerated working environment is needed.

For products not produced by AMC, representing a very small percentage of current volume, the Company is working with other leading Dutch and European contract manufacturers.

Sourcing of Raw Materials

The Company relies on the expertise of the AMC Group for sourcing fruit and vegetable juice. The AMC processes begin with proprietary breeds of fruits and vegetables, taking the most advanced and many times patented proprietary extraction methods. Further, they have pioneered proprietary methods for shelf life extension with the greatest retention of enzymes, nutrient density and natural taste.

AMC Group accounted in the aggregate for more than 10.3% of the current accounts payable at December 31, 2018, and the AMC Group companies accounted for more than 21,5% of accounts payable at December 31, 2017.

Government Regulations

There are many food related regulations found in the laws of the different markets in which our products are distributed. The regulatory regime is likely to expand and become more complicated over time in each of our markets. Two principal governing bodies provide guidance and / or regulation in the human consumption food and beverage industry.

Europe’s European Food Safety Authority (EFSA), under Regulation (EC) No 178/2002 (General Food Law Regulation) lays down the general principles and requirements of food law, establishing the EFSA and laying down procedures in matters of food safety. The basic rule is that no food shall be placed on the market that is unsafe, injurious to health or unfit. Under Regulation (EC) No. 852/2004 there are additional food safety regulations based on the HACCP system, and businesses must maintain records of where the raw materials for their products originated. The basic food labeling law is found in Regulations (EU) 1169/2011 and 1924/2006, which set out the information that must be provide to consumers and indicates what can be provide as nutrition and health claims.

Member States of the EU also have locally applicable laws and regulations covering aspects of public health, product safety, fair trading and adequate information. Currently, because the products of the Company are sold in the Netherlands and the United Kingdom, the Company has to comply with those laws in addition to the EU regulations. As the Company sells products in other Member States, it will have to comply with any additional locally applicable laws.

Food that is not compliant with the food safety requirements of the EU or a Member State will be subject to recall for destruction. Retailers and distributors must help with the withdrawal of unsafe food and pass on information necessary to trace it. Consumers and regulators are to be notified about recalled foods. The recall is typically at the expense of the product producer and typically it can be very costly, not only in terms of monetary expense but also in terms of the reputation of a product.

While not applicable at this time, should the Company enter the United States market with natural, wholesome better for you food and beverages, it will be governed by the US Food and Drug Administration, and to some extent the United States Department of Agriculture. In addition, state regulation may apply to our products and their distribution. Additionally, in the United States, there is a substantial body of government regulation and case law that will impact what is deemed “natural” and other aspects of the content of our products, product recalls, food safety and labeling.

The failure to comply with any of the material provisions of the various applicable laws, regulations and other legal requirements may result in fines, product recalls, or termination of our ability to manufacture and distribute our products. Contaminated products may result in product liability claims. The result of these may have an adverse impact on our business reputation and our financial position. We do not believe that any business insurance that we may hold will be adequate to recompense us for our financial damages.

Competition

The Company has entered the very competitive space of better-for-you food and beverage products. There are a considerable number of competitors comprised of a select few multi-national beverage and food conglomerates and a greater number of upstart independent brands, many limited to specific markets.

The multi-nationals with which the Company competes head to head are PepsiCo with their beverage product line Naked distributed broadly in the United States and the European Union, and the Coca Cola Company, with their beverage line Innocent Drinks in the European Union and Odwalla in the United States. The Company’s ability to be swift to respond to market opportunity is a competitive advantage over the slower moving larger corporations. Also, Retailers’ own label beverages are considered as competition. Typically, at a lower price point, the offer is extensive and widely available.

The smaller, more nimble competitors in the beverage arena include the UK’s Savsé, Coolbest, grocery retailer private labels brands, and countless start up beverage labels in the UK, Netherlands, and Switzerland. In the near future, the Company expects to expand into the German, Moldavian, French, Swiss, and United States markets, and we will encounter further competition from competitors that are active in those markets. New products are introduced all the time, many of which will be directly competitive to our products or may be competitive on a tangential basis, but in all cases likely diluting our place in the market as a provider of cold-pressed juice and other fruit and vegetable products.

We also face competition from local outlets selling smoothie products and other fresh squeezed products. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavors, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

In the emerging CBD food, beverage, snacks, health & beauty and animal products categories the competition consists of many small players, all vying for leadership positions. The major food and beverage companies remain on the sidelines with experimental efforts but not full-scale rollouts.

Employees

On average Natur employed 16.3 employees. As of December 31, 2018, Natur had approximately 14 full time employees. Our employees are mostly engaged in corporate headquarters (11.5) activities and the shop in Amsterdam (2.5). We believe employee relations are generally good. Standard working hours are 40 hours a week.

On average, 3.2 full time employees were employed in the shop for 2018. The employees in the shop have a collective bargaining agreement. The employees work on an hourly rate basis, that includes vacation pay, holidays and a defined contribution pension scheme. The store manager has a monthly contract.

Discontinued Operations

Future Healthcare of America, prior to becoming known as Natur International Corp. operated primarily in the home healthcare and healthcare staffing services in Wyoming and Montana. As a result of its acquisition of Natur, it has taken steps to discontinue its operations in this area of enterprise. Effective August 31, 2018 it had already closed its offices in Casper, Wyoming As of December 31, 2018, it has terminated all of is staffing services, sold off certain assets, and surrendered its professional servicing licenses. Its current primary activity is to continue to collect outstanding reimbursement claims from various insurance providers and governmental reimbursement organizations, addressing outstanding legal claims and terminating its business operations.

As part of the Company’s strategy to operate in a lean and mean manner, the Company decided to centralize all support functions at the headquarters in the Netherlands and to support global account management centrally. For that reason, effective November 30, 2018, the Company closed down the London office. The existing United Kingdom support functions were transferred to the headquarters in Amsterdam as part of the centralization of support staff initiative.

Corporate History and Information

Natur was founded to formulate, manufacture and market a premium cold pressed juices product line (under the brand name “Naturalicious” - natural + delicious) and associated natural organic snacks. Natur operates in the Netherlands under the name Natur Holding, B.V.

Our parent company was founded on June 22, 2012, as a Wyoming corporation. It recently operated under the name “Future Healthcare of America.” That name was changed on December 28, 2018, when it was re-named “Natur International Corp.”

Future Healthcare of America operated two subsidiaries in Wyoming and Montana to provide home health services and nurse staffing in the Western part of the United States. After the share exchange transaction with Natur in November 2018, the parent company commenced the discontinuance of the home healthcare operations and began to take steps to dissolve its subsidiaries and wind up its home healthcare business. Currently, its principal activity is to collect outstanding receivables from the government agencies and insurance companies that insured the recipients of its services, terminate its home healthcare operations and manage a couple of law suits. This termination is close to being completed in April 2019.

Natur operated as a private enterprise in the Netherlands from its founding in 2015 through November 13, 2018, when it was acquired as a wholly owned subsidiary in a share exchange transaction by Future Healthcare of America on November 13, 2018, contemplated by that certain Share Exchange Agreement, among the Company and the former shareholders of Natur Holding, B.V. (the “Share Exchange Transaction”). In connection with the Share Exchange Transaction, the former shareholders of Natur received the equivalent of 215,759,999 shares of the Common Stock (the “Common Stock”), which was issued in part as 115,760,000 shares of Common Stock and in part as 100,000 shares of voting, convertible Series B Preferred Stock (the “Series B Preferred Stock”) representing 100,000,000 shares of Common Stock upon conversion. The Series B Preferred Stock will convert automatically upon the Company increasing the number of shares of Common Stock of its authorized capital, which it plans to do promptly so as to cause the conversion of the Series B Preferred Stock. Immediately after the Share Exchange Transaction, the former Natur shareholders collectively own the controlling position among the shareholders of the Company.

On September 21, 2018, the Company also executed the SPA to issue and sell to Alpha, the selling stockholder, 2,469.131 shares of non-voting, convertible Series A Preferred Stock, each share convertible into approximately 33,000 shares of Common Stock at the rate of $.030303. Alpha also purchased two warrants, one pursuant to the SPA that is exercisable for 33,000,000 shares of Common Stock at $.060606 per share and one pursuant to a debt cancellation agreement exercisable for 6,000,000 shares of Common Stock at $.15 per share. The aggregate purchase price for the Series A Preferred Stock and the two warrants was $2,000,000 in cash and conversion of approximately $769,000 of principal debt and interest due Alpha from the Company under a prior loan agreement. Alpha also cancelled approximately $651,000 of principal debt and interest due from the Company. These transactions eliminated $1,420,000 of principal debt and interest of the Company. Alpha has also agreed to reimburse up to $100,000 of the liabilities of the Company existing at the closing date. In connection with the SPA, the Company and Alpha also entered into a registration rights agreement providing for the registration of the Common Stock issuable upon conversion of the Series A Stock and upon exercise of the two warrants.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information contained in this Annual Report. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

Risks Related to Our Business

Because our business and marketing plans may be unsuccessful, we may not be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow that is sufficient to fund operations or finding adequate investment or borrowed capital to support our operations. Our business and marketing plans may not be successful in achieving a sustainable business and generating revenues. We have no arrangements in place for sufficient financing to be able to fully implement our business plan. If we are unable to continue as planned currently, we may have to curtail some or all of our business plan and operations. In such case, investors will lose all or a portion of their investment.

The audit report for our financial statements and our financial statements have a “going concern” disclosure. The Company has concluded that its negative working capital and decreased cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meet its financial obligations over the next year. The Company has implemented a plan to address the going concern situation as follows: (i) the Company will continue to generate additional revenue (and cash flows from operations) partly as a result of the Company’s expansion into new product lines during 2019 and partly from Company wide sales initiatives; and (ii) the Company has instituted cost saving initiatives and an organization restructuring program that is designed to have an additional positive impact on the cost-basis of the organization. Notwithstanding the foregoing, there is no assurance that the Company will not continue to have a going concern note or disclosure.

The Company is undertaking a reorganization to reduce its debt, which if unsuccessful will have a continuing material effect on its ability to raise capital and fund operations. The Company has been in negotiations to restructure its debt and effectively has taken steps to convert some of it to equity. The Company has other debt that it is seeking to negotiate to reduce it or convert it to capital. The Company is considering using a court procedure to amend or cancel some of its debt and other payment obligations. This process will require the Company to raise new capital so as to implement the court reorganization. In such a court procedure, there is no assurance that the outcome will be as planned because the trustee has powers to reject the arrangement applied for or modify it. The trustee even could require a public sale of assets, in which case the Company may lose its operating assets and would have to cease its operations. No assurance can be given that the Company will reorganize its debt sufficiently to improve its debt position and be able to continue its business plan as currently structured.

Our products have a limited shelf life. The Natur products are made with fresh ingredients, therefore they have a limited shelf life and must be transported and stored in cooled locations and consumer shelving. In order to maintain our “day-of-production” flavor, we further restrict the shelf life of products through early expiration dates. The restricted shelf life means that we don’t have any significant finished goods inventory and our operating results are highly dependent on our ability to accurately forecast near term sales in order to adjust fresh fruit and vegetable sourcing and production. We do not have a long history of forecasting product demands, and we may not be able to accurately forecast product demand in the future. When we don’t accurately forecast product demand, we anticipate being either unable to meet higher than anticipated demand or producing excess inventory that cannot be profitably sold.

Our trade partners may have the right to return unsold products. Natur may enter into agreements with our trade partners that provide a right to return unsold products. Due to the limited shelf life Natur might need to destroy the products because they can’t be sold anymore. This right may reduce the income due to Natur for the destroyed products, which will have a negative impact on its earnings.

Cost sensitivity. Our profitability is highly sensitive to increases in raw materials, labor, shipping and other operating costs. Unfavorable trends or developments related to inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, and the availability of employees may also adversely affect our results.

Typical of smaller companies at the early stage of development, we expect our quarterly results to fluctuate. Due to our limited scale and the need for expansion we expect that our results of operations will fluctuate on a quarterly basis and due to the total size of the Company, which may have a large effect on our total financial results.

Claims related to product liability. Because our products are not irradiated or chemically treated, they are perishable and contain certain naturally occurring microorganisms. We may receive complaints from consumers regarding ill effects allegedly caused by our products. These claims may result in monetary damages payable to persons that have had adverse reactions to our products. Also, these claims may result in adverse publicity. Either of these outcomes could seriously harm our business, our business reputation, sales and results of operations. Although we maintain product liability insurance, our coverage may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

Claims related to our product assertions. Our products are sold as natural, cold pressed fruit and vegetable products containing substantial amounts of various ingredients. We also make various other assertions about our products, such as no additives, no sugar and no preservatives. Consumers and other consumer groups often challenge these types of claims. The law in the area of what is natural and other aspects of our marketing our products is not settled and, in most cases, not statutory. In the US, there is a mixture of federal and state law that is not consistent. Therefore, we may be subject to various claims about our advertising and our products from time to time, which may cause us to pay monetary damages, change our advertising or change our products. Any of these actions may result in adverse consequences to our operations, our product placement and results of operations.

Sources of raw materials. We depend upon the fruit and vegetable produced in various locations, with a current dependence on raw materials from Spain and a few other countries. The farming locations and the agricultural production may be damaged or limited as a result of windstorms, pests or plant disease. As our products are meant to be healthy options, our suppliers of raw materials are not able to use many agricultural chemicals, and therefore, they may not be able to maintain production in the quantities that we will need from time to time. Any decrease in the supply of fresh fruit and vegetables could have a material adverse effect on our business and results of operations.

We depend on one supplier for a significant amount of our raw materials and product development. We rely on one supplier for a majority of our raw materials. We also are largely dependent on this supplier for important aspects of our product development... This supplier is a significant shareholder of the Company. In the believed unlikely event that this supplier is unable to provide us with the current level of raw materials and any increase in the raw materials due to an increase in our product requirements, our business may be adversely impacted. Additionally, if we are not able to obtain the product development services that are currently provided, our business development and the innovation of our products will suffer, which may have an adverse impact on or business. We do not have any alternative suppliers or product developers from which we can obtain the quality or quantity of raw materials and services.

Concentration of production capacity. Virtually all of our juice production capacity is located at Murcia, Spain, which includes our cold pressing, blending and bottling capability. Because currently we maintain minimal finished goods inventory at our production location as part of our “day-of-production” production system, we could be challenged to continue to produce an adequate supply of products in the event that production at or transportation from our production facility were interrupted by fire, flood or other natural disasters, work stoppages, regulatory actions or other causes. Any significant interruption would seriously harm our business and results of operations.

Currently, our products are distributed in a limited geographic area. Our wholesale accounts and retail trade partners are located in the Netherlands and the United Kingdom. Most of our sales are in the metropolitan areas within that region. Due to this concentration, natural disasters, economic downturns and other conditions affecting the region may adversely affect our product distribution and our business generally, and our results of operations.

Brexit may have an adverse impact on the Company. The consequences to the Company, if any, of Brexit cannot be determined at this time. If there is an impact, it will depend on the quantity of products that are being sold by the Company to distributors and consumers located in the United Kingdom, and what those sales represent of the overall sales and revenues of the Company. Some of the consequences of Brexit may include (i) delays in the shipping and delivery of our products due to border conditions, which delay may have an impact on the limited shelf life of our products, thereby limiting their marketability, (ii) increased costs due to duties and other imposts imposed on the importation of goods into the United Kingdom, and (iii) other non-tariff barriers that the United Kingdom may impose, such as changing regulations concerning our products that are different than those of the European Union.

We have a limited range of products and therefore have a limited diversification. Natur’s business is vertically integrated and centered around essentially one type of product, all-natural super-premium beverages and healthy snacks, sold primarily through our direct-store-delivery system and a limited number of distributors. Any significant disruption in our product supply to the consumer and any decrease in the consumption of our products generally or specifically would have an adverse effect on our business and results of operations.

Risks related to outsourced product development. The Company obtains its finished products from third-party suppliers. Following any anticipated or unanticipated change, shortages could result in an increase of the costs of goods, or adversely affect the Company’s ability bring a product to market. Price increases due to inflationary pressures or supply side shortages from a contract packer would directly affect the Company’s profitability if increases were not successfully passed on to customers.

Risks related to expansion of our product lines and distribution. Our continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. It also depends on having the necessary capital, being able to increase production, finding raw materials that satisfy our criteria, expanding distribution channels and securing consumers through our marketing efforts and those of others. Due to the extent of our operating losses in recent years, we currently anticipate limited expansion in during the next fiscal year and thereafter. There can be no assurance that we will expand into new product lines or geographic areas or be able to invest in new markets. There can be no assurance that if expansion or investment is undertaken that it will be successful or that expansion can be accomplished on a profitable basis. Demands on management and working capital costs resulting from the perishable nature of our products may limit the ability, or increase the cost of, expansion into new regions. Furthermore, consumer tastes vary by region, and there can be no assurance that consumers located in other regions will be receptive to our products.

Acquisitions of existing businesses have many risks, many of which cannot be anticipated. Acquisitions of other businesses, assets or products typically involve a number of special risks, including the diversion of management’s resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively impacted to the extent that gross margins on acquired product lines are lower than our own product’s average gross margins. If we seek and find attractive acquisition candidates, we may not be able to complete the transaction on acceptable terms, to successfully integrate the acquisition into our operations, or to assure that the acquisition won’t have an adverse impact on our operations. Any plans to invest in new markets or to consider additional acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

Competition. We currently compete with the following products distributed in our current markets: Innocent, Naked Juice, Savsé, Coolbest and Retailer’s own label. In the near future, we expect to expand into the German, Moldavian, French, Swiss, and United States markets and we will encounter further competition from competitors that are active in those markets. New products are introduced all the time, many of which will be directly competitive to our products or may be competitive on a tangential basis, but in all cases likely diluting our place in the market as a provider of cold-pressed juice and other fruit and vegetable products. There are efforts by large established companies, regional companies and local producers to address the healthy living and aging consumer goods products, such as Odwalla and Naked Juice. We also face competition from local outlets selling smoothie products and other fresh squeezed products and white label products offered by chain outlets. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavors, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

Shifting Consumer Tastes. Consumer acceptance and desire for existing and emerging healthy foods, snacks and beverages are continually changing and are extremely difficult to predict. The Company is striving to be on the right side of this macro shift at all times. Increased consumer concerns about nutrition, healthy diets (some known as Paleo, KETO, Whole30, and GAPS regimens) and food allergies are ever changing. This brings to our business the risk that sales of our products may decline due to perceived health concerns, changes in consumer tastes or other reasons beyond the control of the Company. The consumer acceptance and resulting success of new products will be one of the keys to the success of the Company’s business plan. There can be no assurance that the Company will succeed in the development of any new products or that any new products developed by the Company will achieve market acceptance or generate meaningful revenue for the Company.

Brand Image. Company success is tied to its ability to maintain the brand image and product quality for the Company’s existing products, new products and brand extensions. The Company can give no assurance that the Company’s advertising, marketing and promotional programs will have the desired impact on its products’ brand image and on consumer preferences. Real or imagined product quality issues or contaminations, even if blatantly false, could adversely affect to the Company’s profitability and brand image. There is no assurance that the Company will not be party to product liability litigation. If the Company experiences product liability claims, the Company’s financial condition and business operations could be materially adversely affected.

Marketing Costs. Adequate retail authorization, distribution and shelf space for product availability, particularly in hypermarkets, are required for success in marketing health food, snack and beverage products. These authorizations can require additional marketing support spending to obtain additional shelf space. In general, this is a competitive condition the Company will meet, or choose otherwise. The Company may incur significant shelf space or other promotional costs as a necessary condition of entering into competition or maintaining market share in particular markets or stores, and, if incurred, such costs may materially affect the Company’s financial performance.

Our products may be contaminated, tainted or damaged by third parties acting beyond our control. Third parties, acting on behalf of the Company, manufacture and physically distribute the Company’s products. Therefore, our products could become contaminated, tainted or damaged by these other parties whose actions are beyond the control of the Company. The third parties that we engage for manufacturing and distributing our product and the retail outlets for our products must take adequate precautions not to contaminate, taint or damage the Company’s products. Although we have established handling protocols and we believe our manufacturer, distributors and retailers will follow these protocols and use good commercial sense in handling a perishable product, the Company cannot be certain that the its products will not be damaged in the ordinary course of business. In the event the Company’s products are damaged, contaminated or tainted, the Company may experience an adverse financial effect due to lost sales, the cost of a product recall, and product liability damages and an adverse business effect due to reputational damage and reluctance of consumers to trust our products. The Company, at this time, cannot estimate any cost or liability amounts that the Company might incur in connection damaged, contaminated or tainted products.

We are dependent on the continued services and on the performance of our senior management and other key personnel. The loss of the services of any of our executive officers, such as Robert Paladino, our ~Chief Executive Officer, or Ellen Berkers, our Chief Executive and Financial Officer, or other key employees could have a material adverse effect on our business, operating results and financial condition. We also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales, operational, business development and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain necessary skilled personnel could have a material adverse effect on our business, operating results and financial condition.

If the protection of trademark, brands and other proprietary rights is inadequate, we could lose our proprietary rights and experience a loss of revenues. We rely on a combination of copyright, trademark, trade dress and trade secret laws, employee and third-party non-disclosure and invention assignment agreements and other methods to protect our proprietary technology. Despite these precautions, it may be possible for unauthorized third parties to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, copyrights and similar proprietary rights. If we resort to legal proceedings to enforce our IP rights, those proceedings could be expensive and time-consuming and could distract our management from our business operations.

Intellectual property claims against us can be costly and could impair our business. We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will harm our business. Although we take significant steps to make sure that our products do not infringe on the rights of others, there is always the possibility that another person or company may assert that we infringed on their proprietary rights. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of management, or product launch delays, any of which could adversely impact our business. As a result of such a dispute, we may have to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, if at all. If there is a successful claim of intellectual property infringement against us and we are unable to license the infringed or similar IP on a timely basis, our business could be impaired.

Prior employers of our employees may assert violations of past employment arrangements. Prior employers of our employees may try to assert that our employees are breaching restrictive covenants and other limitations imposed by past employment arrangements. We believe that all of our employees are free to work for us in their various capacities and have not breached past employment arrangements. Notwithstanding our care in our employment practices, a prior employer may assert a claim. Such claims will be costly to contest and highly disruptive to our work environment and may result in a detrimental effect on our operations.

Government regulations may increase our costs of doing business. The adoption or modification of laws or regulations relating to our business could harm our operating results and financial condition by increasing our costs and administrative burdens. Laws and regulations directly applicable our business is becoming more diverse and prevalent in all the markets where we are likely to distribute our products. We must comply with regulations in Europe, the United States, as well as any other regulations adopted by other countries where we do business. Compliance with any newly adopted laws or regulations may prove difficult for us and may harm our business, operating results and financial condition.

We will require additional capital in the future, which may not be available on terms acceptable to us, or at all. Our future liquidity and capital requirements will depend upon numerous factors, including the success of our products and market developments. We will to need to raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such funding, will be available on terms acceptable to us, or at all. If funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the holders of our existing capital stock. Furthermore, any debt financing, if available, may involve restrictive covenants that may limit our operating flexibility with respect to certain business matters. If adequate funds are not available on acceptable terms, we may not be able to continue to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Ownership of Our Common Stock

There is not an active market for our Common Stock. There has been no sustained activity in the market for our Common Stock and we cannot provide any assurances that an active market for our Common Stock will ever develop. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in our Common Stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the Company for an indefinite period of time. If an active market ever develops for our Common Stock, we anticipate that our then financial condition and product offerings will greatly impact the market value of our Common Stock. The market value at any point in time may not reflect the value of our business or our business prospects.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources. We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley Act (“Sarbanes”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes, and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures.

Because we are subject to the “penny stock” rules as our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced. If an active trading market does develop for our stock, it is likely that our stock will be subject to the regulations applicable to penny stocks. The regulations of the SEC promulgated under the Exchange Act that require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The SEC regulations define penny stocks to be any non-exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a standardized risk disclosure schedule prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the purchaser’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that becomes subject to the penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage market investor interest in and limit the marketability of our Common Stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit an investor’s ability to buy and sell our stock.

We may not be able to attract the attention of major brokerage firms or securities analysts in our efforts to raise capital. In due course, we plan to seek to have our Common Stock quoted on a national securities exchange in the United States. There can be no assurance that we will be able to garner a quote for our Common Stock on an exchange. Even if we are successful in doing so, security analysts and major brokerage houses may not provide coverage of us. We may also not be able to attract any brokerage houses to conduct secondary offerings with respect to our securities.

Because future sales by our stockholders could cause the stock price to decline, our investors may lose money on their investment in our Common Stock. No predictions can be made of the effect, if any, that market sales of shares of our Common Stock or the availability of such shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of significant amounts of our Common Stock could adversely affect the prevailing market price of our Common Stock, as well as impair our ability to raise capital through the issuance of additional equity securities.

Risks related to the corporate restructuring program

We maybe not be able to secure the required funding for the restructuring. Because the restructuring requires funding of Natur CBD BV, there is the risk that the company will not be able to secure the amount necessary to fund the acquisition of the assets and accept the liabilities in the reorganization, in which case the restructuring will not result in the corporate objective sought, which is to reduce the debt of the company on a consolidated basis.

We will not be able to terminate the restructuring process. Once the trustee has been appointed, there is no ability for the company to terminate the restructuring process as described above. The trustee could decide to take decisions that were not anticipated in respect of the assets and liabilities of Natur Holding, which may have an adverse impact on the restructuring and therefore on the entire company. The trustee may even reject in its entirety the proposed restructuring plan.

Third parties may object to the restructuring process. If either because Natur CBD cannot complete its acquisition of the assets and acceptance of continuing liabilities, or there is objection to the restructuring by third parties, or the trustee on its own initiative rejects the restructuring plan, the trustee will have wide discretion in how to proceed. The trustee may sell the assets in a public sale in which case the company would lose the assets, including their value to the creditors of Natur Holding and the ability to use the assets. In this event, the company would most likely not be able to continue its operations as a producer of its products and have to terminate operations. In the event of no operations, the investors in the company would lose the entirety of their investment.

The to be appointed trustee may nit discharge debts. There can be no assurance given that the trustee will discharge the debts that are sought to be terminated in the reorganization. Therefore, the company may retain more debt obligations than anticipated and not be able to service the debt. If the debt on the company is not reduced sufficiently, there is the risk that the company will not be able to operate profitably or be able to continue its operations.

The company may face difficulties to finance the surviving liabilities in the future. The planned restructuring is anticipated to expunge all the debt other than certain trade obligations, tax obligations and other general obligations of the operations in the Netherlands amounting to approximately $ 800,000. The company anticipates being able to service this amount of assumed liabilities after the reorganization, but there can be no assurance that it will be able to do so. In such event, the company may again face a reorganization or have to otherwise change its business plan or cease operations.

The company will need to continue to raise capital. Although management and the board of directors believes that the restructuring will ultimately benefit the company, there is no certainty that the restructuring will result in the required improvement to the financial condition of the overall company or make operational funding available. The company will continue to need to raise working capital and obtain funding in the future, for which no assurance can be given that the company will be able to find such funding on acceptable terms or at all.

Item 2. Properties

We lease 666 square meters of office space at Jachthavenweg 124 1081 KJ in Amsterdam, the Netherlands and the annual rent for this location is EUR 213,647. We believe the rent is competitive with other locations in Amsterdam, and there is available, adequate alternative space available if we elect to change our business location. As we expand our business, we may establish additional office locations. Also, as we grow our business, we may acquire production facilities, warehousing and distribution facilities, either by purchase, lease or subcontracting specific space and facilities. As of March 1, 2019, part of the lease has been sublet with a lease period of a year and termination period of 6 months.

We currently lease office space in Billings, Montana for $1,525 a month through May 2020. We have notified the landlord of our plans to terminate the lease in the first quarter of 2019. A settlement offer has been made to terminate the lease.

We also lease two shops in Amsterdam for the exploitation of our Natur shops. One at the Prinsengracht, in one of the busiest areas in Amsterdam. The shop has been operational for a year now, and during this period the Company has used this location to further streamline the concept and to develop a real brand awareness experiential store. In this interim period the other shop was sublet. This shop also is situated in the center of Amsterdam.

We do not believe additional space will be required in the near-term.

Item 3. Legal Proceedings

On June 17, 2016 and June 30, 2016 two complaints were filed, one with the Federal Equal Employment Opportunity Commission (“EEOC”) and one with the Wyoming State Department of Labor against the Company, alleging discrimination on the basis of sex and disability. The complaints do not seek any specific monetary relief. The complaints are being mediated by the Wyoming State Department of Labor, and the U.S. Equal Employment.\ Opportunity Commission. The Wyoming State Department of Labor issued a notice of dismissal for one of the complaints. After reviewing the facts and circumstances, the Company believes the claims made are weak, at best, and the Company has retained counsel and intends to continue a vigorous defense. On March 6, 2018, a complaint was filed with the Wyoming Court of Natrona County, alleging violation of the Wyoming Fair Employment Practices Act of 1965 for discrimination based upon sex, disability and retaliation.  The complaint does not seek any specific monetary relief. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Common Equity, and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Until January 7, 2019, our common stock traded on the OTCQB under the symbol “FUTU,” when it was changed to “NTRU” to reflect the change in the corporate name to Natur International Corp. On January 18, 2019, our common stock began trading on the Pink Open Market. Any over-the-counter-market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Holders

We have approximately 340 stockholders on record. This figure doesn’t include an indeterminate number of stockholders who hold their shares in “street name”.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes contained in this Annual Report on Form 10-K (Annual Report). Our consolidated financial statements have been prepared and, unless otherwise stated, the information derived therefrom as presented in this discussion and analysis is presented, in accordance with accounting principles generally accepted in the United States of America (GAAP). In addition to historical information, the following discussion contains forward-looking statements based upon our current views, expectations and assumptions that are subject to risks and uncertainties. Actual results may differ substantially from those expressed or implied by any forward-looking statements due to a number of factors, including, among others, the risks described in the “Risk Factors” section and elsewhere in this Annual Report.

Executive overview

Natur International Corp was formerly named Future Healthcare of America. Future Healthcare of America was founded in 2012 and was traded with stock ticker symbol FUTU. Future Healthcare of America was a provider of home healthcare services, including senior care, occupational and speech therapy, and pediatric nursing services.

The name change took place following the consummation of acquisition of Natur Holding B.V. and became effective Monday, January 7. The stock ticker symbol has become NTRU. Currently the healthcare services are being wound down.

Natur Holding BV (The Company) was founded late 2015 and has its headquarters in Amsterdam, the Netherlands. Our current products include a range of cold pressed juices and healthy snacks. These products are currently sold either direct or through distribution partners in the Netherlands and the United Kingdom, while formulating plans for further expansion in Europe and North America.

Our products are produced by our product supplier AMC Juices who is also the parent company of our shareholder SFI Gestion de Participaciones Minoritarias SL. AMC Juices is one of the leading European suppliers of “white label” natural juices to over 70 of the largest retail chains in Europe. AMC is well known as the sector’s innovation leader in Europe with proprietary manufacturing and production technologies.

Our products are bottled or packed with technically advanced food safety measures, including cold pressed and high-pressure processing to bring fresh tasting fruit and vegetable blends to market through more than 15 product types.

AMC’s propriety technologies at the core of the proposition incorporate HPP (High Pressure Processing) and SNFC (Super non-from concentrate juices, that holds in the taste of freshness and yet extends shelf life to over 6 months).

Natur’s product route to market combines direct-to-business, direct-to-consumer and through select distributors. We also operate our flagship branded store in the Amsterdam canal district to operate as a consumer experiential environment. Our direct to consumer distribution is done via our own ‘flagship’ store outlet, shop- in-shop solutions, supermarket chains, health clubs and online sales, in this regard we have created a robust multi-country e-commerce platform which can offer “curated” propositions and personalized delivery options to optimally increase our direct to consumer relationship. We also make use of tailored social media tools and slick viral marketing campaigns.

Natur operated as a private enterprise in the Netherlands from its founding in 2015 through November 13, 2018, when it was acquired as a wholly owned subsidiary in a share exchange transaction by Future Healthcare of America on November 13, 2018. Immediately after the Share Exchange Transaction, the former Natur shareholders collectively own the controlling position among the shareholders of the Company. In this transaction it was agreed that the (former) activities of Future Healthcare of America will be divested. The surviving activities will for the time being exclusively consist of the Natur Holding BV activities as described above. Future Healthcare of America was founded on June 22, 2012, as a Wyoming corporation. It recently operated under the name “Future Healthcare of America.” That name was changed on January 7, 2018, when it was re-named “Natur International Corp.”

This MD&A will cover the activities of Natur Holding BV for the years 2017 and 2018. The basis of this MD&A are the audited financial statements for the years 2017 and 2018. These statements are not an integral part of the financial statements.

1.	Financial condition, changes in financial condition and results of operations

In 2015/2016 the Company developed together with related partner AMC Juices a range of cold-pressed juices and in the fourth quarter 2016 the first entry to the market was achieved. In 2017 the range of products was extended by adding a range of nearly not heated juices and coconut water-based smoothies with a shelf life of 180 days (SNFC). This with the aim of providing products at a lower price point and offering a product that can be shipped ambient for a certain period of time. We further extended our HPP line with shots, lemonades and breakfast drinks. The current product offering of juices includes 38 different products of which 18 are pro-actively offered to the market, after the company performed in 2019 a rationalization of its product offering to minimize waste.

The company is aiming to further expand its portfolio with additional functional juices infused with all-natural functional ingredients such as CBD and plant-based protein and nutrigenomics. These additions to our products are aimed for personalized health, which is fully on trend in the European Market.

Also, an additional range of snack offerings has been developed in 2018. The Company aims for adding those to its portfolio in the second quarter of 2019.

During 2018, management of the company was heavily involved in the negotiations with management and shareholders of Future Healthcare of America. A lack of free cash has limited the company to grow significantly in its home market (the Netherlands). As a consequence, management has been focused on cost cutting measures, that were effective in the short term to mitigate and control the cost development.

As part of the Company’s strategy to operate in a lean and mean manner, the Company has decided to centralize all support functions in the headquarters in the Netherlands and to support global account management centrally. For that reason, effective November 30, 2018, the Company has closed down the London office. The existing support functions have been transferred to the headquarters in Amsterdam as part of the centralization of support staff initiative. A distributor for the UK has been engaged, who will deliver to our current local customer base.

In the table below, the profit and loss account for the periods ended 31 December 2017 and 31 December 2018 is displayed:

	December 31, 2018	December 31, 2017
Revenues	1,675,160	526,339
Gross Margin	622,086	93,434
Sales, general and Admin	6,132,779	7,499,295
Operating loss	(5,510,693)	(7,405,861)

Revenues for continued operations increased compared to prior year by 218% on a full year basis. At the same time, economies of scale and supply chain efficiency improvements have resulted in an improved margin. During 2018, various measures has been taken to mitigate the loss-making from operational activities, leading to a sharp decrease of our losses during the first 9 months of 2018. Wages and salaries have been under strict control by utilizing digital and automated solutions for our support functions. Due to cash restrictions we have not been able to invest in the marketing and activation of our products in the various channels. Nevertheless, we have exceeded our prior year revenues by $1.2 million. We have used guerilla marketing techniques and active sales to achieve this.

We will build our international presence from a solid position in the Dutch market place, and in parallel, expand the UK market, the French market and other European markets, to provide the Company with a good international platform and a blueprint for its further European roll-out.

Management of the Company is aware that the auditor expressed an opinion on the matter of going concern; management is continuously streamlining the operations, whilst at the same time increasing revenue by introducing new products and attracting new customers. The relative share of costs against this increase in revenue is significantly lower which has a positive effect on the development of the gross margin and cash flow from operations. Based on global developments and following the success of companies in the USA and Canada, the company also defined new growth objectives with complementary products based on CBD as a new revenue model. For this, the Company established a new sister company to Natur Holding BV, Natur CBD BV, which is wholly owned by Natur International Corp. and is seeking additional capital, that may be either equity or debt, or both. However, potential investors require a debt restructuring and therefore management developed a corporate restructuring program and started negotiations with the current debtholders of Natur Holding BV to convert their debt into equity of Natur International Corp. The main pillar of such a restructuring plan is the transfer of certain assets and liabilities from Natur Holding BV to Natur CBD BV at arm’s length conditions and subsequently liquidate Natur Holding BV. As the intended restructuring is guided and controlled by legal specialists, management is reasonably assured that a to-be appointed trustee by the applicable Court in the Netherlands will accept the assets and liability transaction. The execution of the intended restructuring program is conditional upon the ability of the Company to raise additional capital prior to the implementation of the restructuring plan in order to supply the buying entity of the assets and liabilities with sufficient funds for the asset transaction and the financing of the daily operations. If this condition is not met, the restructuring will fail, and management will be forced to seek legal protection against its creditors and debtholders.

There are a number of risks associated with the restructuring. These include the following:

1. Because the restructuring requires funding of Natur CBD BV, there is the risk that the Company will not be able to secure the amount necessary to fund the acquisition of the assets and accept the liabilities in the reorganization, in which case the restructuring will not result in the corporate objective sought, which is to reduce the debt of the Company on a consolidated basis.

2. Once the trustee has been appointed, there is no ability for the Company to terminate the restructuring process as described above. The trustee could take decisions that were not anticipated in respect of the assets and liabilities of Natur Holding, which may have an adverse impact on the restructuring and therefore on the entire Company. The trustee may even reject in its entirety the proposed restructuring plan.

3. If either because Natur CBD BV cannot complete its acquisition of the assets and acceptance of designated continuing liabilities, or there is objection to the restructuring by third parties, or the trustee on its own initiative rejects the restructuring plan, the trustee will have wide discretion in how to proceed. The trustee may sell the assets in a public sale, in which case the Company would lose the assets, including their value to the creditors of Natur Holding and the ability to use the assets. In this event, the Company would most likely not be able to continue its operations as a producer of its products and have to terminate operations. In the event of no operations, the investors in the company would lose the entirety of their investment.

4. There can be no assurance given that the trustee will discharge the debts that are sought to be terminated in the reorganization. Therefore, the Company may retain more debt obligations than anticipated and not be able to service the debt. If the debt on the Company is not reduced sufficiently, there is the risk that the Company will not be able to operate profitably or be able to continue its operations.

5. The planned restructuring is anticipated to expunge all the debt other than certain trade obligations, tax obligations and other general obligations of the operations in the Netherlands amounting to approximately $ 800,000. The Company anticipates being able to service this amount of assumed liabilities after the reorganization, but there can be no assurance that it will be able to do so. In such event, the Company may again face a reorganization or have to otherwise change its business plan or cease operations.

6. Although management and the board of directors believes that the restructuring will ultimately benefit the Company, there is no certainty that the restructuring will result in the required improvement to the financial condition of the overall Company or make operational funding available. The Company will continue to need to raise working capital and obtain funding in the future, for which no assurance can be given that the company will be able to find such funding on acceptable terms or at all.

2.	Liquidity and capital resources

Total net cashflow for the year 2018 amounted to -$0.9 million. The 2018 operating loss before depreciation and currency translation differences was $5.3 mio. This was partly financed by Efficiency Life Fund and NL Life Sciences, who provided several loans to cover for these losses ($1.6 mio and $1.4 mio) to ensure continuity. The recapitalization and issuance of preferred shares at the close of the reversed merger lead to a further investment of $2.0 mio.

	December 31, 2018	December 31, 2017

Net increase/(decrease) of cash position	(913,352)	954,370

Cash position beginning of period	1,082,734	144,842
Cash for discontinued operations	(41,018)	36,775
Cash position end of period	128,364	1,082,734

3.	Unusual events that materially affected or are expected to materially affect income

As a start-up company, the first two years were mainly focused on developing the products, building a relationship with key-suppliers and contracting distributors. Whilst the global market for our key products developed according to the vision management had at the start, the capital requirements for this type of business appeared to be steeper than anticipated and the market adaptation to our products was less than we expected. The new product range that we launched at the end of 2017 made our general consumer base larger.

As a result, management of the company sought for a strategic partnership to strengthen the business model and to secure additional capital if and when needed. This search led to a series of discussions and meetings with management and shareholders of Future Healthcare of America. These activities distracted management significantly from the commercial and operational tasks and responsibilities. Per 13 November 2018 Future Healthcare of America and Natur Holding BV operate as one company, allowing management to refocus their attention on developing and growing the key business of the company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are included in this Annual Report beginning on page F-1 immediately following the signature page hereto and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (CEO), our principal executive officer, and our Chief Financial Officer (CFO), our principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act).

In connection with that evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were effective. For the purpose of this review, disclosure controls and procedures means controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer, principal financial officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision and with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that our internal control over financial reporting was not fully effective as of December 31, 2018 because of material weaknesses that include a lack of segregation of duties, lack of controls over significant and unusual transaction such as the business combination and a lack of formal review process to include multiple levels of review.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report. We are a smaller reporting company and are exempt from the requirement for an attestation report on the Company’s internal controls over financial reporting by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

At November 13, 2018 the company entered into a share exchange transaction with Natur Holding BV. At the moment of this transaction the former Chief Financial Officer and the Chief Operating Officer resigned and were replaced.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is information regarding the current directors and executive officers of the Company as of the date of this Prospectus. Directors are to be elected each year by our stockholders at an annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal. Executive officers are appointed by our board of directors. Each executive officer holds his office until he resigns or is removed by the board of directors or his successor is appointed and qualified.

Name	Age	Title
Robert Paladino	61	Chief Executive Officer and Director
Ellen Berkers	45	Chief Financial Officer and Director
Christopher Spencer	50	Director
Anthony Joel Bay	63	Director
Rudolf Derk Huisman	69	Director
Nina Storms	65	Director
Frans van der Minne	71	Director

Robert Paladino has been the Chief Executive Officer and a director of the Company since February 8, 2019. Mr. Paladino joined the Company’s wholly-owned subsidiary, Natur Holding B.V., a Netherlands-based company (“Natur”), as the Chief Executive Officer in November 2018, after leading two different emerging brands in the U.S. beverage industry refrigerated juice categories. From January 2017 until November 2018, Mr. Paladino served as Chief Executive Officer of Pure Brazilian LLC, the U.S. marketing and distribution arm of The Pure Brazilian Company S.L. a Spanish holding company marketing coconut waters from Brazil with plantation and bottling assets in Brazil. From September 2014 through January 2017, Mr. Paladino served as Chief Executive Officer of World Waters LLC, the sales, marketing and distribution company for the breakout brand WTRMLN WTR and the first commercially available watermelon juice in the refrigerated section of grocery stores. For the period preceding his time with World Waters, he was an investor in, and independent advisor to, several entrepreneur-led ventures in Florida, California and Nevada. His earlier experience includes senior executive positions with PepsiCo and Coors Brewing Company.

Ellen Berkers has been the Chief Financial Officer and a director of the Company since the consummation of that certain Share Exchange Agreement among the Company and the former shareholders of the Company’s wholly-owned subsidiary, Natur, on November 13, 2018, and was Chief Executive Officer from such time until February 8, 2019. Ms. Berkers has been the Chief Financial Officer for Natur since November 2016. She has over 20 years of international finance experience and worked for various international companies, including being the Chief Financial Officer of Round Table Media since February 2017, an Interim Finance Director of KPMG Crimsonwing BV from June 2016 to November 2016, and Division Finance Director at Xerox Services from March 2012 to April 2016. She also held finance positions with Amtrada Holding B.V., Wolff Cinema Group, Delta Partners, Sara Lee Corporation and Nuon. Ms. Berkers was also the Sarbanes Oxley Compliance Manager at Xerox in Barcelona Spain from Many 2006 to 2007. Ms. Berkers began her career as an auditor at PricewaterhouseCoopers, holds an MSc from Erasmus University, Rotterdam and a post-graduate degree in auditing.

Christopher Spencer has been a director of the Company since 2012 and served as the Company’s Chief Executive Officer and President from 2012 until November 13, 2018. From 2015 to the present, Mr. Spencer has served as Chief Executive Officer and director of Liberated Syndication Inc. and from 1996 to the present, Mr. Spencer has served as Chief Executive Officer and director of FAB Universal Corp. Mr. Spencer also served as a member of the Board of Directors for Anpath Group Inc. from February 2013 until November 2015.

Anthony Joel Bay has been a director of the Company and of Natur since his appointment on January 16, 2019. Since April 2017 Mr. Bay has served as the CEO and Chairman of UPROAR Global Media, a global streaming platform operating from London, UK and Seattle, Washington. Prior to this Mr. Bay was the Global Head of Digital Video for Amazon.com in Seattle, Washington, and served in senior executive positions with Microsoft and Apple Mr. Bay has been appointed as a director of the Company for his knowledge and experience in technology, electronic commerce, digital media and supply chain logistics and for his experience as a senior executive at three of the most valuable technology companies in the world. In addition, his roles as a director of private and public companies brings strength in corporate governance and board oversight.

Rudolf Derk Huisman has been a director of the Company and of Natur since his appointment on January 16, 2019. Currently, Mr. Huisman is the strategic advisor of Arbor Media, a Dutch based leading suppliers of audio and video conferencing and archiving solutions and a strategic consultant for risk management. From May 2015 to September 2018, Mr. Huisman was the Global Transition Lead at FEDEX/TNT, responsible for the transition of 14 finance and non-finance processes from 53 countries to a BPO provider. From 2011 to March 2015, Mr. Huisman was the Finance Director of the BA Decorative Paints of AkzoNobel, where he was responsible for the development and successful implementation of a turn-around program of the European business. Mr. Huisman has been appointed as a director of the Company for his financial experience within the corporate context as a chief financial officer and for his familiarity with corporate governance structures and requirements. Additionally, he has experience in emerging entrepreneurships and in turn-around situations.

Nina Storms has been a director of the Company and of Natur since her appointment on January 16, 2019. Ms. Storms is a well-known entrepreneur having led technology and telecommunication companies in Europe and has served as Advisory Board Member of Natur Holding B.V. from January 2014 to January 2019. In 1994 Mrs. Storms founded World Online, which became one of the largest Pan-European Internet telecommunication companies. By 2000 World Online was listed on the stock exchange with an enterprise value greater than EUR 12 billion. Afterwards, she invested in numerous Media and Internet companies. Mrs. Storms, who holds a PhD, is a published author on the subject of creative accounting / fraudulent reporting co-written with published Profs. Rob Kamerling and Henk Langendijk. Mrs. Storms has been appointed as a director of the Company for her role as a co-founder of Natur Holding B.V. and her knowledge of its operations and expansion in Europe and the UK. She is the primary strategist and innovator of the Company.

Frans van der Minne has been a director of the Company and of Natur since the appointment on March 1, 2019. Mr. van der Minne has been serving in a strategic advisory role to Heineken NV from 2009 until his retirement in 2103. Prior to that role, Mr. van der Minne spent 35 years with Heineken NV in a series of increasingly responsible roles, including Chief Executive Officer of Heineken USA, Inc. from 2000 to 2006. Mr. van der Minne has been appointed as a director of the Company for his knowledge of consumer goods development, commercialization and probability.

Audit Committee

The Company is not required to have and currently does not have an Audit Committee. The Company’s Board of Directors performs the same functions of an Audit Committee, including recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.

Although the Company does not have and is not required to have an Audit Committee, the directors have determined that Ms. Berkers qualifies as an “audit committee financial expert” as a result of her past business experience and education.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the fiscal year ended December 31, 2018.

Code of Ethics

Management of the Company upholds a set of basic values to guide their actions and management is committed to maintaining the highest standards of business conduct and corporate governance. Management has adopted a Code of Business Conduct and Ethics for directors, officers (including the principal executive officer and principal financial officer) and employees. Copies of the Code of Ethics and Business Conduct may be obtained free of charge by written request to Natur International Corp., Jachthavenweg 124, 1081 KJ Amsterdam, The Netherlands, attention: Chief Financial Officer.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to those persons who were the Company’s Chief Executive Officer and Chief Financial Officer in 2017 and 2018 (collectively, the “Named Executive Officers”).  There were no other executive officers of the Company whose total salary and bonus exceeded $100,000 for the periods presented.

Name and Principal Position	Year	Earnings			Option Awards	All Other Compensation	Total Compensation

Ellen Berkers(1)	2018		$21,562		$-	$-		$21,562
Chief Executive and Chief Financial Officer

Christopher Spencer(2)	2018	$	●		$-	$-	$	●
Chief Executive Officer	2017		$50,000(	3)	$-	$-		$50,000

John Busshaus(4)	2018	$	●		$-	$-	$	●
Chief Financial Officer	2017		$50,000	(5)	$-	$-		$50,000

(1)	Ms. Berkers was appointed Chief Executive Officer and Chief Financial Officer on November 13, 2018. Prior to this date she was appointed Chief Financial Officer at Natur Holding B.V.. On February 6, 2019, Ms. Berkers resigned as Chief Executive Officer in connection with the appointment of Robert Paladino to such office.

(2)	Mr. Spencer resigned as Chief Executive Officer effective November 13, 2018.

(3)	Earned but not paid as of December 31, 2017. The salary amounts due as of November 13, 2018 were settled by the issuance of an aggregate of 1,011,781 shares of common stock to Mr. Spencer.

(4)	Mr. Busshaus resigned as Chief Financial Officer effective November 13, 2018.

(5)	Earned but not paid as of December 31, 2017. The salary amounts due as of November 13, 2018 were settled by the issuance of an aggregate of 1,011,781 shares of common stock to Mr. Busshaus

Employment Arrangements

Mr. Spencer, the former Chief Executive Officer of the Company, continues as a director of the Company, provides services to the Company under a consulting arrangement to help in the winding down of the operations of the Company prior to the acquisition of Natur Holding BV and facilitate the transition requirements of the acquisition of Natur Holding, B.V. by the Company. Mr. Spencer is paid a monthly amount of $2,000 for the disclosure letter services.

Mr. Robert Paladino, the current Chief Executive Officer, and Ms. Ellen Berkers, the current Chief Financial Officer, are employed under agreements with Natur Holding BV through their respective personal service companies. See Item 13 for a description of their employment agreements.

Mr. Anthony Joel Bay, Mr. Rudolf Derk Huisman, and Ms. Nina Storms are compensated as directors through their respective personal service companies. See Item 13 for a description of these contractual arrangements.

Outstanding Equity Awards at Fiscal Year 2018 End

There were no equity awards outstanding for the Named Executive Officers as of December 31, 2018.

Grants of Plan-Based Awards for Fiscal Year 2018

There were no plan-based equity awards made to the Named Executive Officers during fiscal 2018.

Option Exercises and Stock Vested at Fiscal Year 2018 End

There were no option exercises and restricted stock that vested during fiscal 2018 for the Named Executive Officers.

Pension Benefits

As of December 31, 2018, the Company does not have any plans that provide for payments or other benefits at, following, or in connection with retirement.

From the first quarter 2019, the Company is planning to offer its employees a defined contribution plan, on a 60% employer costs and 40% employee costs basis. The pension plan is offered through a pension plan insurance provider and is currently in the process of being agreed upon.

Nonqualified Deferred Compensation

The Company does not have a Deferred Compensation Plan for its executive officers.

Other Potential Post-Employment Payments for Fiscal Year 2018 End

As of December 31, 2018, there were no Named Executive Officers with employment contracts that require or required severance or other post-employment payments.

Summary Information about Equity Compensation Plans

The Company currently has a stock option plan to incentivize those that contribute to the development and operations of the Company. This plan will be available for employees, consultants, officers and directors or similarly positioned persons of the parent company. 16,240,000 shares currently have been allocated to equity award plans or similar arrangements; it is contemplated that approximately 40,000,000 shares of Common Stock will additionally be allocated to such plans or arrangements. The terms of any equity award plan or arrangement and the terms of specific awards are determined by the board of directors after having satisfied the requirements of any tax laws, national exchange requirements and corporate requirements.

 .

Director Compensation

We reimburse directors for out-of-pocket expenses they incur when attending meetings of the Board either directly or through their personal service company arrangements. Salaried or otherwise compensated executives who serve as directors do not receive any compensation for their services as directors. As of December 31, 2018, there were no stock options outstanding that were granted to any of our directors.

The directors of Natur, when appointed or otherwise taking office, will be compensated at a rate to be determined by the board of directors of Natur, with the approval of the board of directors of the Company. The compensation arrangement may be through a wholly owned personal service company of the director in certain cases.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage(2)

Executive Officers and Directors

Robert Paladino(3)	-	-
Ellen Berkers	-	-
Christopher Spencer	1,561,590	1.21%
Nina Storms	-	-
Rudolf Derk Huisman(4)	-	-
Anthony Joel Bay(5)	-	-
Directors and executive officers as a group (6 persons)	1,561,590	1.21%

Five Percent Stockholders

Alpha Capital Anstalt(6)	5,905,270	4.99%
SFI Gestion de Participaciones Minoritarias, SL(7)	82,450,133	63.9%
NL Life Sciences Holding B.V.(8)	82,450,133	43.2%
Efficiency Investment Fund – 6th Wave SP(9)	32,367,213	21.1%
Stichting Apollo Investments Management(10)	18,492,520	12.9%

(1)	Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. Includes any securities that such person has the right to acquire within sixty (60) days of April 12, 2019 pursuant to options, warrants, conversion privileges or other rights.

(2)	Based on 131,765,194 shares of Common Stock issued and outstanding.

(3)	Excludes shares of Common Stock that are subject to a stock option held by a personal service company for Mr. Paladino for an aggregate of 7,319,321 shares of Common Stock that vests quarterly over the three years commencing March 31, 2019 and is exercisable commencing January 1, 2022.

(4)	Excludes shares of Common Stock that are subject to a director compensatory option held by a personal service company for Mr. Huisman for an aggregate of 7,319,321 shares of Common Stock that vests quarterly over the three years commencing March 31, 2019 and is exercisable commencing January 1, 2022.

(5)	Excludes shares of Common Stock that are subject to a director compensatory option held by the personal service company for Mr. Bay for an aggregate of 7,319,321 shares of Common Stock that vests quarterly over the three years commencing March 31, 2019 and is exercisable commencing January 1, 2022.

(6)	Alpha holds 2,397.131 shares of Series A Preferred Stock which are currently convertible into an aggregate of 79,105,402 shares of common stock. Alpha also holds two warrants to acquire up to 39,000,000 shares of common stock. The total number of shares of common stock that Alpha is able to acquire is 118,105,402 shares. Under the terms of the Series A Preferred Certificate of Designation and the terms of the warrants, the holder thereof may not own in excess of 4.9% of the common stock of the Company, subject to its ability to increase that ownership level to 9.9%, which 4.9% amount currently is equal to 5,905,270 shares of common stock. The address for Alpha Capital Anstalt is Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein. Konrad Ackermann holds voting and dispositive power over such shares.

(7)	The address of this stockholder is Crta. Madrid – Cartagena, Km. 383, Espinardo, Murcia, Spain. Jose Miguel Uriona holds voting and dispositive power over these shares.

(8)	Includes 61,849,000 shares of Common Stock issuable upon conversion of 61,849 shares of Series B Preferred Stock. The address of this stockholder is Jachthavenweg 124, 1081 KJ Amsterdam, The Netherlands. Karen Brink holds voting and dispositive power over these shares.

(9)	Includes 24,280,000 shares of Common Stock issuable upon conversion of 24,280 shares of Series B Preferred Stock. The address of this stockholder is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, Grand Cayman, KY1-9008 Cayman Islands. Tommaso Mingazzini and Stefano Zavaglia hold voting and dispositive power over these shares.

(10)	Includes 13,871,000 shares of Common Stock issuable upon conversion of 13,871 shares of Series B Preferred Stock. The address of this stockholder is c/o Apollo Investments C.V., Jachthavenweg 124, 1081 KJ Amsterdam, The Netherlands. Albert Brink and Clayton Day hold voting and dispositive power over these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Parent Corporation

Since the beginning of the fiscal year ended December 31, 2018, there were no transactions in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

The Company has a consulting arrangement with Christopher Spencer for his services as a director of the Company, payable at the monthly rate of $2,000.

Subsidiary Corporation - Natur

During the fiscal years ended December 31, 2017 and 2018, the following transactions were carried out in which Natur Holding was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total estimated revenues for full year 2018, and in which any related person had or will have a direct or indirect material interest.

AMC Innova and AMC Novel Technologies has been the supplier of the juices that the Company is selling. Both AMC-companies are directly affiliated with SFI Gestion de Participaciones Minoritarias, a significant shareholder of the Company. Total purchased juices from AMC for the 12 months ended December 31, 2017 and December 31, 2018 were $0.9 million and $1.4 million, respectively, including inventory.

Efficiency Life Fund (“ELF”) provided loans to Natur during the fiscal years 2017 and 2018. As of December 31, 2018, the loans aggregated $11,671,743. No interest was charged to Natur on the loans. Natur has entered into a Debt Conversion and Extinguishment Agreement where the Company converts $3,000,000 of the aggregate balance into a long-term loan, due at December 31, 2022. For the remainder of the loan 78,832.399 shares of class Series C Preferred Stock will be issued at a current conversion rate being at $.1122. The agreement is pursuant to a “topping up” anti-dilution provision, which may result in a maximum of 213,092,756 additional shares of Common Stock being issued, the current conversion rate being at $.1122 per share of Common Stock and the maximum conversion rate being at $.030303 per share of Common Stock.

Employment Arrangements Through Subsidiary

Ellen Berkers, the Chief Financial Officer and director of the Company, through Montrose Executive Management BV, her personal service company in the Netherlands, has entered into a consulting agreement with the Company. The agreement complies with the consulting agreement provisions of Netherlands law and is governed by the law of that jurisdiction. Montrose Executive Management BV will be paid Euro 12,000 per month and will be reimbursed for expenses in providing the services. Ms. Berkers has been awarded with 5,400,000 stock option awards that vest annually and have an expiration date of December 31, 2020.

Rob Paladino, the Chief Executive Officer and director of the Company, through Cavalier Aire, his personal service company in the United States, has entered into a consulting agreement with the Company The agreement complies with the consulting agreement provisions of Netherlands law and is governed by the law of that jurisdiction. Cavalier Aire will be paid USD 16,000 per month and will be reimbursed for expenses in providing the services and will be issued a six-year option to purchase an aggregate of 7,319,321 shares of common stock of the Company. The agreement also has typical intellectual property, non-competition, and confidentiality provisions for the benefit of Natur and the Company. The option granted by the Company provides for equal quarterly vesting of the shares commencing March 31, 2019, over three years ending December 31, 2021, with the right to exercise vested shares at $.030303 per share at any time until March 31, 2025, the sixth-year anniversary. The option provides for cashless exercise and may be registered for resale at the election of the Company. If the service agreement is terminated for a breach thereof, all vested and unvested options will terminate, but if the service agreement is otherwise terminated, then only then vested options will continue to be exercisable for the full term. Any unvested options will accelerate if there is a change of control through the sale of 90% or more of the equity of the Company.

Anthony Joel Bay, a director of the Company, through La Bay Ventures Inc., his personal service company in the United States, has entered into a four-year agreement with Natur for all his services to it and the Company. The agreement complies with the corporate service agreement provisions of Netherlands law and is governed by the law of that jurisdiction. La Bay Ventures will be paid Euro 24,000 per annum, monthly, reimbursed for expenses in providing the services, and will be issued a six-year option to purchase an aggregate of 7,319,321 shares of common stock of the Company. The agreement also has typical intellectual property, non-competition, and confidentiality provisions for the benefit of both Natur and the Company. The option granted by the Company provides for equal quarterly vesting of the shares commencing March 31, 2019, over three years ending December 31, 2021, with the right to exercise vested shares at $.030303 per share at any time until March 31, 2025, the sixth-year anniversary. The option provides for cashless exercise and may be registered for resale at the election of the Company. If the service agreement is terminated for a breach thereof, all vested and unvested options will terminate, but if the service agreement is otherwise terminated, then only then vested options will continue to be exercisable for the full term. Any unvested options will accelerate if there is a change of control through the sale of 90% or more of the equity of the Company. The agreement assumes a number of standard hours to be worked. For any additional work performed beyond the director’s agreement, a separate consulting agreement will be established.

Rudolf Derk Huisman, a director of the Company, through Pas Beheer BV, his personal service company in the Netherlands, has entered into a four-year agreement with Natur for all his services to it and the Company. The agreement complies with the corporate service agreement provisions of Netherlands law and is governed by the law of that jurisdiction. Pas Beheer will be paid Euro 24,000 per annum, monthly, reimbursed for expenses in providing the services, and will be issued a six-year option to purchase an aggregate of 7,319,321 shares of common stock of the Company. The agreement also has typical intellectual property, non-competition, and confidentiality provisions for the benefit of Natur and the Company. The option granted by the Company provides for equal quarterly vesting of the shares commencing March 31, 2019, over three years ending December 31, 2021, with the right to exercise vested shares at $.030303 per share at any time until March 31, 2025, the sixth-year anniversary. The option provides for cashless exercise and may be registered for resale at the election of the Company. If the service agreement is terminated for a breach thereof, all vested and unvested options will terminate, but if the service agreement is otherwise terminated, then only then vested options will continue to be exercisable for the full term. Any unvested options will accelerate if there is a change of control through the sale of 90% or more of the equity of the Company. The agreement assumes a number of standard hours to be worked. For any additional work performed beyond the director’s agreement, a separate consulting agreement will be established.

Nina Storms, a director of the Company, is compensated through her personal service company with an annual payment of €24,000 and reimbursement of her expenses. Furthermore, it has been agreed that Ms. Storms can invoice the company for specific consulting activities for an amount of €15,000 per month.

Director Independence

The Board of Directors is currently composed of seven persons. The Company does not have securities listed on a national securities exchange that has director independence or committee independence requirements. Accordingly, the Company is not required to comply with any director independence requirements.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

Effective December 10, 2018, the Board of Directors engaged Malone Bailey LLP to replace Sadler, Gibb & Associates, L.L.C. as our principal accounting firm. The aggregate fees billed by our principal accounting firms for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Audit Fees	$147,364	$51,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-
Total	$147,364	$51,500

Audit fees - Consists of fees for professional services rendered by our principal auditor for the audit of our annual financial statements and the review of financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.

Pre-Approval Policies and Procedures

The Company has not adopted any policies or procedures for the review, approval, or ratification of any transaction between the Company and any executive officer, director, nominee to become a director, 10% shareholder, or family member of such persons, required to be reported under paragraph (a) of Item 404 of Regulation S-K promulgated by the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of the following documents filed as part of the report:

(1) See the index to our consolidated financial statements on page F-1 for a list of the financial statements being filed in this Annual Report.

(2) All financial statement schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3) See Item 15(b) below for all exhibits being filed or incorporated by reference herein.

(b) Exhibits:

Exhibit	Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation (name change) of Registrant (6)
3.3	Articles of Amendment to the Restated Articles of Incorporation (Class C) of Registrant (7)
3.4	By-laws of the Registrant (2)
4.1	Warrant, dated October 13, 2018, issued to Alpha Capital Anstalt (33,000,000 Shares) (8)
4.2	Warrant, dated November 13, 2018, issued to Alpha Capital Anstalt (6,000,000 Shares) (9)
10.1	Share Exchange Agreement, dated as of September 21, 2018, by and among the Registrant, Natur Holding B.V., a Netherlands-based holding company, and the several shareholders of Natur (3)
10.2	Securities Purchase Agreement, dated as of September 21, 2018, by and between the Registrant and Alpha Capital Anstalt (4)
10.3	Registration Rights Agreement, dated as of September 21, 2018, by and between the Registrant and Alpha Capital Anstalt (5)
10.4	Distribution Agreement with Leen Menken Food Service Logistics (10)
10.5†	Indemnification Agreement – Christopher Spencer (11)
10.6	Articles of Amendment to the Restated Articles of Incorporation (Class C) of Registrant (7)
21.1	List of Subsidiaries, Ownership and Location of Incorporation (12)
24.1*	Power of Attorney (included on signature page)
31.1*	Rule 13a-14(a) Certification - Chief Executive Officer
31.2*	Rule 13a-14(a) Certification - Chief Financial Officer
32.1**	Section 1350 Certifications - Chief Executive Officer
32.2**	Section 1350 Certifications - Chief Financial Officer
101.INS*	XBRL Instant Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management agreement

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 23, 2018.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 2012.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 24, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 24, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 19, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 4, 2019.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 10, 2019.
(8)	Incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1 filed by Registrant on January 11, 2019.
(9)	Incorporated by reference from Exhibit 4.2 to the Registration Statement on form S-1 filed by Registrant on January 11, 2019
(10)	Incorporated by reference from Exhibit 10.4 to the Registration Statement on Form S-1 filed by Registrant on January 11, 2019
(11)	Incorporated by reference from Exhibit 10.5 to the Registration Statement on Form S-1 filed by Registrant on January 11, 2019.
(12)	Incorporated by reference to the Registration Statement on Form S-1 filed by Registrant on January 11, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATUR INTERNATIONAL CORP.

By:	/s/ Robert Paladino
Robert Paladino,
Chief Executive Officer
Date: April 15, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Paladino and Ellen Berkers, and each of them individually, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to any or all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents or any of them the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Paladino	Chief Executive Officer and Director	April 15, 2019
Robert Paladino	(Principal Executive Officer)

/s/ Ellen Berkers	Chief Financial Officer and Director	April 15, 2019
Ellen Berkers	(Principal Financial and Accounting Officer)

/s/ Robert Paladino	Director	April 15, 2019
Robert Paladino

/s/ Ellen Berkers	Director	April 15, 2019
Ellen Berkers

/s/ Rudolf Derk Huisman	Director	April 15, 2019
Rudolf Derk Huisman

/s/ Nina Storms	Director	April 15, 2019
Nina Storms

FINANCIAL STATEMENTS

Nature International Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the members and Board of Directors of Natur International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natur International Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2018.

Houston, Texas

April 15, 2019

NATUR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	NOTE	December 31, 2018	December 31, 2017

Current Assets
Cash and cash equivalents		128,364	1,082,734
Accounts receivable		42,744	39,165
Related party receivable	4	1,833	131,749
Inventories		179,072	269,469
Other current assets	5	99,535	360,590
Current assets held for disposal	14	377,628	401,747
Total Current Assets		829,176	2,285,454

Non-Current Assets
Intangible assets		37,353	85,694
Fixed assets	6	523,510	667,538
Other assets	7	201,160	224,560
Non-current assets held for disposal	14	51,165	61,719
Total Non-Current Assets		813,188	1,039,511

TOTAL ASSETS		1,642,364	3,324,965

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable		1,127,345	993,667
Accrued Expenses & other contingent liabilities	8	583,161	672,622
Related party other liabilities	9	2,032,705	1,195,627
Related party other notes	10	1,072,849	552,061
Convertible note payable	11	1,600,710	1,559,875
Related party convertible notes payable	12	11,671,743	11,031,512
Current liabilities held for disposal	14	887,126	252,841
Total Current Liabilities		18,975,639	16,258,205

Total liabilities		18,975,639	16,258,205

Shareholders’ Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 129,049,192 and 115,759,999 issued and outstanding as of December 31, 2018 and December 31, 2017 respectively.		129,049	115,760
Preferred stock A, $0.001 par value, 2,469.131 shares authorized, 2,469.131 and $Nil issued and outstanding as of December 31, 2018 and December 31, 2017 respectively. Convertible to common stock at a 1:33 ratio.		2	-
Preferred stock B, $0.001 par value, 100,000 shares authorized, 100,000 and $Nil issued and outstanding as of December 31, 2018 and December 31, 2017 respectively. Convertible to common stock at a 1:1000 ratio.		100	-

Additional paid in capital		5,174,269	3,316,560
Total Shareholders’ deficit		(22,299,570)	(15,250,748)
Accumulated other comprehensive loss		(337,125)	(1,114,812)
TOTAL SHAREHOLDERS’ DEFICIT		(17,333,275)	(12,933,240)

LIABILITIES AND SHAREHOLDERS’ DEFICIT		1,642,364	3,324,965

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2018	December 31, 2017

REVENUE	1,675,160	526,339

COST OF GOODS SOLD – RELATED PARTY	935,156	302,595
COST OF GOODS SOLD	117,918	130,310
	1,053,074	432,905
GROSS MARGIN	622,086	93,434

OPERATING EXPENSES
Wages & Salaries	1,309,965	1,873,130
Selling, General & Administrative	4,613,549	5,455,188
Amortization & depreciation	209,265	170,977

Total operating expenses	6,132,779	7,499,295

LOSS FROM OPERATIONS	(5,510,693)	(7,405,861)

Interest expense	194,064	327,769

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,704,757)	(7,733,630)

Income taxes	-	-

LOSS FROM CONTINUING OPERATIONS	(5,704,757)	(7,733,630)

Discontinued operations (Note 14)
Loss on disposal of subsidiary	(56,762)	-
Loss from operations of discontinued Component	(1,287,303)	(1,416,010)

NET LOSS	(7,048,822)	(9,149,640)

Earnings Per Share	(0.06)	(0.08)
Diluted Earnings Per Share	(0.06)	(0.08)

COMPREHENSIVE INCOME

Net Loss	(7,048,822)	(9,149,640)
Other comprehensive income (loss)	777,687	(968,348)

COMPREHENSIVE LOSS	(6,271,135)	(10,117,988)

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common stock		Preferred A		Preferred B		Other
	Number of Shares	Amount (.001 par)	Issued shares	Amount (.001 par)	Issued shares	Amount (.001 par)	Paid in Capital	Retained deficit	Accumulated OCI	Total
Balance at December 31, 2016	115,759,999	115,760	-	-	-	-	3,316,560	(6,101,108)	(146,464)	(2,815,252)

Net Loss								(9,149,640)		(9,149,640)
Other comprehensive loss									(968,348)	(968,348)
Balance at December 31, 2017	115,759,999	115,760	-	-	-	-	3,316,560	(15,250,748)	(1,114,812)	(12,933,240)

Net Loss								(7,048,822)		(7,048,822)
Recapitalization	13,289,193	13,289	2,469.131	2	100,000	100	1,857,709			1,871,100
Other comprehensive income									777,687	777,687
Balance at December 31, 2018	129,049,192	129,049	2,469.131	2	100,000	100	5,174,269	(22,299,570)	(337,125)	(17,333,275

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2018	December 31, 2017

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	(7,048,822)	(9,149,640)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization & depreciation	209,265	170,977
Changes in:
- Accounts receivable	(3,579)	95,287
- Related party receivable	129,916	(65,184)
- Inventories	90,397	(216,017)
- Other current assets	261,055	933,149
- Accounts payable	133,678	(765,934)
- Accrued Expenses	22,749	1,195,627
- Accrued expenses – Related Parties	913,577	242,241
Net cash used by operating activities	(5,291,764)	(7,559,494)
Net cash provided from operating activities - Discontinued operations	620,074	26,141

CASH FLOW FROM INVESTING ACTIVITIES
Cash received for sale of property and equipment	6,504	-
Cash paid for purchase of property and equipment	-	(340,429)
Net cash from/(used) in investing activities	6,504	(340,429)
Net cash from/(used) in investing activities - Discontinued Operations	10,554	16,713

CASH FLOW FROM FINANCING ACTIVITIES
Related party loan repayments	-	(2,828,078)
Related party loan additions	400,750	-
Cash received from acquisition	1,909,430	-
Convertible note payable		1,559,875
Related party convertible loan additions	1,145,452	11,031,512
Net cash provided from financing activities	3,455,632	9,763,309
Net cash from financing activities - Discontinued Operations	-	-

Effect of foreign exchange rate changes on cash and cash equivalents	244,630	(968,348)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(954,370)	937,892

CASH AND CASH EQUIVALENTS beginning of period	1,082,734	144,842
CASH AND CASH EQUIVALENTS end of period	128,364	1,082,734

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Natur International Corp was formerly named Future Healthcare of America. Future Healthcare of America was founded in 2012 and was traded with stock ticker symbol FUTU. Future Healthcare of America was a provider of home healthcare services, including senior care, occupational and speech therapy, and pediatric nursing services.

The name change took place following the consummation of acquisition of Natur Holding B.V. and became effective Monday, January 7. The stock ticker symbol has become NTRU. Currently the healthcare services are being wound down.

Natur Holding B,V. (“we”, “our”, “the Company” or “Natur”) was founded in late 2015 and has its headquarters in Amsterdam, the Netherlands.

Our current products include a range of cold pressed juices and healthy snacks. These products are currently sold either directly or through distribution partners in the Netherlands and the United Kingdom.

Through third party contract manufacturers, we apply patented technology to proprietary nutrient dense blends of fruit and vegetables. These are bottled or packed with technically advanced food safety measures and cold high-pressure processing to bring fresh tasting fruit and vegetable blends to market through more than fifteen product types. Natur’s distribution combines direct-to-business, direct-to-consumer and through select distributors. We also operate our flagship branded store in the Amsterdam canal district to operate as a consumer experiential environment.

The Company products value proposition is to affordably provide the most authentic fresh fruit and vegetable juice experiences to democratize clean, healthy, eating and drinking occasions.

Natur operated as a private enterprise in the Netherlands from its founding in 2015 through November 13, 2018, when it was acquired as a wholly owned subsidiary in a share exchange transaction by Future Healthcare of America on November 13, 2018, contemplated by that certain Share Exchange Agreement, among the Company and the former shareholders of Natur Holding, B.V. (the “Share Exchange Transaction”). In connection with the Share Exchange Transaction, the former shareholders of Natur received the equivalent of 215,759,999 shares of the Common Stock (the “Common Stock”), which was issued in part as 115,760,000 shares of Common Stock and in part as 100,000 shares of voting, convertible Series B Preferred Stock (the “Series B Preferred Stock”) representing 100,000,000 shares of Common Stock upon conversion. The Series B Preferred Stock will convert automatically upon the Company increasing the number of shares of Common Stock of its authorized capital, which it plans to do promptly so as to cause the conversion of the Series B Preferred Stock. Immediately after the Share Exchange Transaction, the former Natur shareholders collectively own the controlling position among the shareholders of the Company

The merger was accounted for as a reverse capitalization with Natur Holding BV being treated as the accounting acquirer. As such, the historical information for all periods presented prior to the merger date relate to Natur Holding BV. Subsequent to the merger date, the information relates to the consolidated entities of Natur with its subsidiary Natur Holding BV and the former subsidiaries of Future Healthcare of America, that are currently in the process of being wound down and presented as discontinued operations.

In connection with the acquisition, net cash received was $2,000,000 and costs incurred were $399,381 including professional fees for legal, accounting services and finance commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The Company prepares its financial statements using the accrual basis of accounting in accordance with United States generally accepted accounting principles (“US GAAP”).

Consolidation - The financial statements presented reflect the accounts of Natur Holding B.V. and it’s direct or indirect subsidiaries. All inter-company transactions have been eliminated in consolidation.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customer Concentration and Credit Risk. Two customers accounted for more than 58% of revenues from continuing operations for 2018. One other customer exceeded 10% of revenues during the year ended December 31, 2017 accounting for 14% of revenue. No other customers exceeded 10% of revenues during the year ended December 31, 2018. The Company believes it will continue to reduce the customer concentration risks by engaging new customers and increasing activity of existing less active customers and smaller, newer customer relationships. The Company is also utilizing its ability to sell its receivable debts to a third party to reduce the recoverability risk of its larger accounts. While the Company continues to acquire new customers in an effort to grow and reduce its customer concentration risks, management believes these risks will continue for the foreseeable future especially regarding revenue concentration.

Two vendors accounted for more than 23% of accounts payable at December 31, 2018, and three vendors accounted for more than 22% of accounts payable at December 31, 2017. No other vendors exceeded 10% of accounts payable at December 31, 2018 and December 31, 2017.

Cash and Cash Equivalents. Cash equivalents include all highly liquid investments with original maturities of three months or less.

Accounts Receivable. Accounts receivable are comprised of unsecured amounts due from customers. The Company carries its accounts receivable at their face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate of likely losses per year, based on past experience and review of customer profiles and the aging of receivable balances. As of December 31, 2018, and December 31, 2017, we did not record any allowance for bad debts. Selected account receivables are sold to a factoring company with a transfer of risk of non-collectability.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory. Inventory, consisting of raw materials, work in progress and finished goods, is valued at the lower of the inventory’s costs or net realizable value, using the first in, first out method to determine the cost. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower.

Property and Equipment. Property and equipment are valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Category	Estimated Useful lives
Building and improvements	5 years
Machines and installations	5 years
Furniture and fixtures	7 years
Hardware and software	3 years

Intangible Assets, and Long-Lived Assets. The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long lived assets were evaluated for impairment and no impairment losses were incurred during the years ended December 31, 2018 and 2017, respectively.

Related Party Transactions. The Board of Directors has adopted a Related Party Transaction Policy for the review of related person transactions. Under these policies and procedures, the management reviews related person transactions in which we are or will be a participant to determine if they are fair and beneficial to the Company. Financial transactions, arrangements, relationships or any series of similar transactions, arrangements or relationships in which a related person has or will have a material interest and that exceeds the lesser of: (i) $10,000, and (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, in the aggregate per year are subject to the boards review. Any member of the board who is a related person with respect to a transaction under review may not participate in the deliberation or vote requesting approval or ratification of the transaction. Transactions that are subject to the policy include any transaction, arrangement or relationship (including indebtedness or guarantees of indebtedness) in which the Company is a participant with a related person. The related person may have a direct or indirect material interest in the transaction. It is Company policy that the board shall approve any related party transaction before the commencement of the transaction. However, if the transaction is not identified before commencement, it must still be presented to the board for their review and ratification. For more information regarding related party transactions, see the applicable related party disclosure notes below.

Revenue Recognition. Beginning on January 1, 2018, the Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product.

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time other than those discussed in Note 8. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon delivery to the customer. The Company’s performance obligations are satisfied at that time.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenues do not include sales or other taxes collected from customers.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and independent outlets. The Company typically collects payment from customers within 30 days from the date of sale. The following table presents our continued revenues disaggregated by geographical region:

	2018	2017
Netherlands	1,656,069	526,339
France	6,281	-
Iceland	12,810	-
Total	1,675,160	526,339

The Company sells its products and extends credit, generally without requiring collateral, based on an ongoing evaluation of the customer’s business prospects and financial condition. The Company evaluates the collectability of its trade accounts receivable based on a number of factors, including the Company’s historic collections pattern and changes to a specific customer’s ability to meet its financial obligations. The Company has established an allowance for doubtful accounts to adjust the recorded receivable to the estimated amount the Company believes will ultimately be collected.

The nature of the Company’s contracts does not give rise to variable consideration, such as prospective and retrospective rebates.

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of bottle sales could be at risk for return by customers. As the company do not deem this amount to be material no provision has been recorded for either the year ended 2018 or 2017. Returned product is recognized as a reduction of net sales.

Recent Accounting Pronouncements

Compensation—Stock Compensation: On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU No. 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The adoption had no impact on the Company’s historic financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard on January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; the use of hindsight.; and all of the new standard’s available transition practical expedients. While the Company continues to assess all of the effects of adoption, the Company currently believe the adoption had no impact on the Company’s historical or future financial statements based on their current operating activities.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Statement – Reporting Comprehensive Income: In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)”, which amends the previous guidance to allow for certain tax effects “stranded” in accumulated other comprehensive income, which are impacted by the Tax Cuts and Jobs Act (the “Tax Reform Act”), to be reclassified from accumulated other comprehensive income into retained earnings. This amendment pertains only to those items impacted by the new tax law and will not apply to any future tax effects stranded in accumulated other comprehensive income. This standard is effective for fiscal years beginning after December 15, 2018 and allows for early adoption. The Company has completed its evaluation of the impact of ASU No. 2018-02 and determined that there are no “stranded” tax effects in accumulated other comprehensive income to be reclassified.

Revenue from contracts with customers: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which superseded previous revenue recognition guidance. ASU No. 2014-09 and its amendments were included in Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 requires that a company recognizes revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company adopted ASC 606 effective January 1, 2018, using the modified retrospective approach, with no impact to the opening retained earnings. Results for periods beginning on or after January 1, 2018 are presented under ASC 606, while prior periods are not adjusted and continue to be reported in accordance with the prior accounting guidance under ASC 605, “Revenue Recognition”.

Foreign Currency Translation. The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The financial records of the Company are maintained in its local currency, the euro (“EUR”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from EUR into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2018	December 31, 2017
Balance Sheets	0.8734	0.8334
Statements of operations and comprehensive income (loss)	0.8464	0.8870
Equity	0.9037	0.9037

Cost of Revenues. Cost of revenue includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, costs for finished products, pick packing costs, storage costs and transportation costs. Cost of revenues are recorded in the same period as the resulting revenue.

Employee Benefits. Wages, salaries, bonuses and social security contributions are recognized as an expense in the year in which the associated services are rendered by employees. For any unused portion of vacation leave, an accrual is recorded for carry over to the following year.

Income Taxes. The Company is subject to US corporation tax. The US combined federal and state corporate tax rate is 23%. The company’s United States net operating losses totaled $3,483,928 as of December 31, 2017 and begin to expire in tax years 2032 and following. Net losses from US operating totaled $157,386 for 2018 and may be carried forward indefinitely. The company is subject to US Internal Revenue Code rules limiting the use of US net operating losses after the merger with Future Health Care of America during 2018 (described in Note 17). This limitation has no effect on the Company’s financial statements because the Company has recognized no deferred tax asset with respect to its net operating loss carryforwards. The NOLs are the cumulative NOL’s per the Company’s 2017 federal income tax return. The 382 limit will not be factored in until the company has income and the limit is therefore applicable.

Natur Holding, the Dutch subsidiary of Natur International Corp is structured as a Dutch limited liability company. Tax on the result is calculated based on the result before tax in the profit and loss account, taking into account losses available for set-off from previous years (to the extent that they have not already been included in the deferred tax assets) and exempt profit components and after the addition of non-deductible costs. Due account is also taken of changes which occur in the deferred tax assets and deferred tax liabilities in respect of changes in the applicable tax rate.

The corporate tax rate for profits above $238,812 (or €200,000) amounts to 25%. Below that amount the rate is 20%. Future profits can be carried back to prior year losses for a maximum of 9 years for the full amount of losses incurred.

We have the following Net Operating Losses that we will be able to offset against future profits with regards to corporation tax.

2016:	$6,308,373
2017:	$7,733,630
2018:	$5,704,757

In the financial statements of group companies, a tax charge is calculated on the basis of the accounting result. The corporate income tax that is due by these group companies is charged into the current accounts of the company.

Because of the compensable losses no deferred taxes are included in the financial statements. From incorporation of the company only the Corporation Tax return of 2015/2016 has been filed. All years are still subject to examination.

Fair Value of Financial Instruments. The carrying value of short-term instruments, including cash, accounts payable and accrued expenses, and short-term notes approximate fair value due to the relatively short period to maturity for these instruments. The long-term debt approximate fair value since the related rates of interest approximate current market rates.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

Income /(Loss) Per Share - The Company computes income (loss) per share in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share, which requires the Company to present basic earnings per share and diluted earnings per share when the effect is dilutive (see Note 13).

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its negative working capital and decreased cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such reasonable doubt as follows: (i) the Company will continue to generate additional revenue (and positive cash flows from operations) partly related to the Company’s expansion into new product lines during 2019 and partly related to the Company wide sales initiatives already implemented; (ii) in addition cost saving initiatives and an organization restructuring program that is almost completed, will have an additional positive impact on the cost-basis of the organization. Notwithstanding the foregoing, the Company will seek capital as needed, which may be either equity or debt, or both. The Company does not have any capital sources determined at this time, and capital may not be available when sought. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company is currently undertaking a corporate restructuring exercise, which is further disclosed in Note 16 – subsequent events.

NOTE 4 RELATED PARTY RECEIVABLES

Receivables of related parties at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,	December 31,
	2018	2017

NL Life Sciences B.V.	-	93,748
Flare Media B.V.	-	37,156
Other related party receivable	1,833	845
	1,833	131,749

NOTE 5 OTHER CURRENT ASSETS

Other current assets at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017

Value Added Tax receivable	67,388	162,687
Prepaid expenses	32,054	197,812
Other Receivables	93	91
	99,535	360,590

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 FIXED ASSETS

Property and equipment at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017

Building and improvements	491,847	515,432
Machines and installations	65,886	69,043
Furniture and fixtures	200,508	206,260
Hardware and software	80,163	46,090
	838,404	836,825

Less: Accumulated Depreciation	(314,894)	(169,287)
	523,510	667,538

Depreciation expense for the period ended December 31, 2018 and the year ended December 31, 2017 was $179,600, and $157,534, respectively. The other movement in cost is related to translation from operational currency to reporting currency.

NOTE 7 OTHER ASSETS

Other assets are deposits for the head office rent and deposits for the shops in Amsterdam. They will be repaid upon expiration of the lease.

	December 31, 2018	December 31, 2017

Head office Rental deposit	103,614	105,119
Ferdinand Bolstraat store Rental deposit	34,651	35,154
Prinsengracht store Rental deposit	18,711	18,983
Credit card deposit	2,112	24,096
Hay Hill Rental deposit	34,364	34,862
Other	7,708	6,345
Total	201,160	224,560

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ACCRUED EXPENSES & OTHER CONTINGENT LIABILITIES

Accrued Expenses & other contingent liabilities at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017

Taxes payable	352,423	412,748
Invoices to be received	3,972	185,488
Holiday Allowance Payable	24,642	39,764
Other accrued expenses & other contingent liabilities	202,164	34,662
	583,161	672,622

On November 13, 2018, the Company financed the premium for directors’ and officers’ insurance.  The Company borrowed $71,703.90 at 6.20% interest, and the note will be repaid in 10 equal installments of $6,120.39 after a first payment of $10,500. As of December 31, 2018, the balance of the note payable was $71,703.90.

NOTE 9 RELATED PARTY OTHER LIABILITIES

Related party other liabilities at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017

NL Life Sciences B.V.	563,118	-
STB Family Offices SARL	200,234	185,012
STB Family Offices B.V.	661,432	-
Stichting Thank You Nature	16,913	-
Flare Media B.V.	25,458	-
AMC	325,382	789,148
Management	142,154	-
Yoomoo Limited	98,014	102,714
Other related party debt	-	118,753
	2,032,705	1,195,627

For the outstanding amount relating to AMC this transaction relates to the purchase of bottled juices for resale. Total purchases relating to goods sold for the period ended December 31, 2018 and the year ended December 31, 2017 was $1,400,328, and $868,003, respectively.

For the loan from NL Life Sciences and STB Family Offices there is no repayment schedule in place. The interest rate is charged on the basis of EURIBOR + 3% on the average balance of the loan.

The other loans consist of the procurement of juices and consulting fees for the management team. No interest is being charged.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 RELATED PARTY OTHER NOTES

Loan from other related parties at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,	December 31,
	2018	2017

Efficiency Life Fund	400,750	-
TriDutch Holding B.V.	672,099	552,061
	1,072,849	552,061

For the loan from Tridutch Holding B.V., there is no repayment schedule in place. The interest rate is charged on the basis of EURIBOR + 3% on the average balance of the loan. In 2017 no additional amounts were drawn down and accrued interest of $17,243 was added to the balance. In 2018 accrued interest of $17,249 was added to the balance and additional borrowings of $128,043 were drawn down, partly offset by a positive exchange rate difference of $25,283. No repayments were made on the balance in either 2017 or 2018.

For the loan from Efficiency Life Fund is a repayment schedule in place to repay the loan in 10 installments from July 2019 to April 2020. The entire balance of 400,750 was drawn down in 2018 with no repayments made on the balance to date.

NOTE 11 CONVERTIBLE NOTE PAYABLE

Convertible loans payable at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,	December 31,
	2018	2017

Convertible loan 1	629,750	599,952
Convertible loan 2	970,960	959,923
	1,600,710	1,559,875

Loan 1

Party for loan 1 has granted a loan facility in the principle amount of $581,058 or €500,000 with the right, but not the obligation to convert the outstanding loan amounts into shares in the capital of Natur at a company valuation of $17.4 million or €15 million for a term from December 19, 2017, till the maturity date of December 31, 2018, at an interest rate of 10% per annum. No further drawdowns were made on the loan in 2018 and the increased balance is due to the accrued interest as no repayment for capital or interest have been made. As this date has now passed the loan is deemed to be in default but discussions are ongoing around conversion or extension options.

Loan 2

On October 20, 2017, an amount of $929,692 or €800,000 was advanced to the Company for a loan agreement that was drafted but never signed. An interest rate of 5% per annum is calculated and the loan has a maturity date of February 28, 2018. The loan is convertible to shares of Natur at a company valuation of $23.3 million or €20 million. The loan is in default and lender has demanded payment and does not want to convert. No further drawdowns were made on the loan in 2018 and the increased balance is due to the accrued interest as no repayment for capital or interest have been made.

NOTE 12 RELATED PARTY CONVERTIBLE NOTE PAYABLE

Related party convertible note payable at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,	December 31,
	2018	2017

Convertible loan Efficiency Life Fund	11,671,743	11,031,512

The convertible loan has been converted. $8,671,743 of the balance was settled, using series C preferred shares and the remaining $3,000,000 was converted into long term debt. Please refer to Note 16, subsequent events.

In 2017 an additional amount of $7,199,424 was drawn down on the loan and accrued interest of $304,873 was added to the loan balance. $122,586 was repaid.

In 2018 an additional amount of $1,145,452 was drawn down on the convertible note payable and accrued interest of $Nil was added to the loan balance and $Nil was repaid. The remaining movement in the balance of ($505,221) is related to exchange rate differences.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LOSS PER SHARE

At December 31, 2018 the Company had 129,049,192 shares issues and outstanding at a nominal value of $.001. besides that, the Company has 2,469.131 preferred A shares and 100,000 preferred B shares.  Alpha capital Anstalt has two outstanding warrants issued at November 13, 2018 with 4 years term. The first warrant has an exercise price of $0.0606 for 36,000,000 shares the second warrant is 6,000,000 at $0.15 exercise price, the company has reserved 16,240,000 shares for management and Employee Stock Ownership Plan. At December 31, 2017, the Company had 115,760,000 shares of common stock issued and outstanding.

NOTE 14 – DISCONTINUED OPERATIONS AND ASSETS/LIABILITIES HELD FOR DISPOSAL

Effective November 30, 2018, the Company has closed down the London office and shops as part of the restructuring plan. Functionally the operations were shut down before December 31, 2018 and therefore we have qualified it as discontinued operations the sale of assets is in process. The existing support functions have been transferred to the headquarters in Amsterdam as part of the centralization of support staff initiative. A distributor for the UK has been engaged, who will deliver to our current customer base. In accordance with the guidance provided in ASC 205-20, the Company concluded that this sale qualified for presentation as discontinued operations. The Company has no ongoing or future plans to start a new operating entity in the United Kingdom. Prior period income statement balances applicable to the United Kingdom operations have been reclassified and are included under the Discontinued Operations caption in the statements of operations while related assets and liabilities were reclassified to Assets Held for Disposal and Liabilities Held for Disposal, respectively on the balance sheet.

Effective August 31, 2018, Natur International Corp closed the offices of its Casper, Wyoming operations. The increase in costs coupled with a decrease in business activity, lead to the decision to close the Casper, Wyoming operations. In closing the office, the Company transitioned its clients to new service providers, and terminated employees as the transition happened. The month to month lease was terminated with the landlord on August 31, 2018, and the office was closed the same day. We have one part-time employee, working remotely, primarily on the collection of accounts receivable.

The following table presents the carrying amounts of the major classes of assets and liabilities included in our discontinued operations as presented on our Consolidated Balance Sheet as of December 31, 2018.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 DISCONTINUED OPERATIONS AND ASSETS/LIABILITIES HELD FOR DISPOSAL - continued

NATUR INTERNATIONAL CORP

BALANCE SHEET OF DISCONTINUED OPERATIONS

	December 31, 2018	December 31, 2017
Current assets
Cash and cash equivalents	-	40,881
Related party receivable	201,907	199,176
Accounts receivable	124,016	-
Inventories	-	69,370
Other current assets	51,706	92,321
Total current assets	377,629	401,748

Fixed Assets
Tangible fixed assets	27,547	46,473
Financial Fixed Assets	23,618	15,246
Total fixed assets	51,165	61,719

TOTAL ASSETS	428,794	463,467

Short term debt
Accounts Payable	643,616	132,168
Cash at banks and in hand	-	-
Accrued expenses & other contingent liabilities	243,510	120,673
Total short-term debt	887,126	252,841

NATUR INTERNATIONAL CORP

INCOME STATEMENT OF DISCONTINUED OPERATIONS

	December 31, 2018	December 31, 2017

REVENUE	314,822	568,975

COST OF GOODS SOLD	278,485	254,531

GROSS MARGIN	36,337	314,444

OPERATING EXPENSES
Wages & Salaries	442,730	641,218
Selling, General & Administrative	862,869	1,072,523
Amortization & depreciation	17,135	16,713

Total operating expenses	1,322,734	1,730,454

LOSS FROM OPERATIONS	(1,286,397)	(1,416,010)

Interest expense	(906)	-

LOSS FROM DISCONTINUED OPERATIONS	(1,287,303)	(1,416,010)

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The company has entered into a number of operating leases. Future minimum lease payments as of December 31, 2018 under non-cancelable operating leases are as follows:

2019	436,657
2020	392,004
2021	146,759
2022	-
2023	-
Thereafter	-
Total	975,430

The total rental expense relating to operating leases for the period ended December 31, 2018 and the year ended December 31, 2017 was $356,600, and $389,857, respectively.

Jachthavenweg 124. The lease relates to the rental of the head office in Amsterdam. The rental contract ends on 30th June 2021 with no early-exit clause available. A Minimum notice period of 1-year before the contract end date is required otherwise the contract is extended by 5 years.

Ferdinand Bolstraat 65. The lease relates to the rental of retail space in Amsterdam. The rental contract ends on 31st December 2025 with an early-exit clause available on 31st December 2019. A Minimum notice period of 1-year is required before the lease is terminated.

Prinsengracht 455. The lease relates to the rental of retail space in Amsterdam. The rental contract ends on 31st December 2021 with an early-exit clause available on 30th July 2019. A Minimum notice period of 1-year and a fine payment of $13,740 is required before the lease is terminated.

Fiscal unity

For the corporate income tax, Natur Holding B.V., Naturalicious Rest of Europe B.V., Hi-tech Juices B.V., NL Juices Retail B.V., NL Juices Online B.V., NFF Trading B.V. and The Force of Nature B.V. are a fiscal unity. Pursuant to the Collection of State Taxes Act, the Company and its subsidiaries are severally and jointly liable for the tax payable by the combination.

For the value added tax purposes, Natur Holding B.V., NL Juices Retail. B.V., Hi-tech Juices B.V., NL Juices Online B.V., NFF Trading B.V. and The Force of Nature B.V. are a fiscal unity. Pursuant to the Collection of State Taxes Act, the Company and its subsidiaries are severally and jointly liable for the tax payable by the combination.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 SUBSEQUENT EVENTS

Discontinued operations

Effective March 31, 2019, Natur International Corp closed the offices of its Billings, Montana operations. These operations were discontinued during 2018. During 2018, the Company saw a continued decrease in the utilization of our home healthcare services in Billings, Montana. Additionally, we have seen an increase in competition, specifically for Medicare service providers in 2018. Also, there has been a shortage of Registered Nurses, Physical Therapists and management personnel, leading to higher costs due to having to source the required talent from staffing companies. This increase in costs coupled with a decrease in business activity, lead to the decision to close the Billings, Montana operations. In closing the office, the Company transitioned its clients to new service providers, and terminated employees as the transition happened. The month to month lease will be terminated with the landlord on March 31, 2019. We have one part-time employee, working remotely, primarily on the collection of accounts receivable.

Debt restructuring

Effective March 8, 2019 the Company and 6th Wave Efficiency Life Fund have agreed to settle a portion of the amounts owed by the Company to the Holder under the Debt Agreement, including principle, interest expenses, penalties and other charges of whatsoever nature, all in an amount equal to USD 8,846,208 (the “Converted Debt”) in exchange for and in consideration of the issuance to Holder or its designees by the Parent Company of an aggregate of 78,832,399 shares of Class C Preferred Stock (“Debt Repayment Shares”), convertible initially into the equivalent of 78,832,399 shares of Common Stock of the Parent Company (the “Conversion Shares”). The condition precedent to the agreement, the issuance of the Debt Repayment Shares was completed April 10, 2019.

The Holder 6th Wave Efficiency Life Fund agrees that if it sells any of the shares of Common Stock it was directly or beneficially issued by the Parent Company on November 13, 2018, either as shares of Common Stock or the Common Stock underlying the Class B Preferred Stock, in exchange for its equity interest in the Company and any of the Conversion Shares (together the Common Stock, the Common Stock underlying the Class B Preferred Stock and the Conversion Shares are referred to as the “Value Calculation Shares”) at any time prior to December 31, 2022, and the gross proceeds to the Holder or its affiliates from the sale (or deemed sale as provided herein) of any or all of the Value Calculation Shares exceeds USD $15,000,000, then the balance of the Debt, equal to USD $3,000,000 as of the date hereof and any interest, expenses, penalties, and other charges of any nature due thereon under the terms of the Debt Agreement (the “Debt Balance”), will be deemed fully paid, discharged and extinguished and the Debt Agreement in all respects will be terminated and of no further effect.

On March 19, 2019, the holder of the Series A Preferred Stock converted 72 of such shares with a stated value of $72,000 for 2,376,002 shares of common stock. The applicable conversion price was $0.030303. The company did not receive any payment on this conversion, having received the consideration for the Series A Preferred Shares on November 12, 2018. There are remaining an aggregate of 2,397,131 shares of Series A Preferred Stock issued and outstanding. The shares of common stock issued on conversion are registered for resale by the holder.

Corporate restructuring

In line with the objective to secure the continuity of the company, it was decided late 2018 to extend the product line with added functional extracts (Nutrigenomics, CBD). For this, the company established a NewCo as sister company of Natur Holding BV at March 13, 2019, wholly owned by Natur International Corp. Based on global developments and following the success of companies in the USA and Canada, the company defined new growth objectives with complementary products based on CBD as a new revenue model for this NewCo. Additional funding was sought in the market, but it became apparent that the willingness of new investors to provide the company with funding in debt or equity was dependent on the restructuring of the existing debt on the Balance Sheet of the Company. As most of this debt is held on the Balance Sheet of Natur Holding BV, it was decided to develop a restructuring plan to:

A.	Negotiate with the debtholders a conversion of their debt to equity of Natur International Corp; We successfully concluded a conversion of a large portion of the debt on 7 March, converting $ 8,846,208 of Debt into 78,832,399 preferred C shares. It is our intent, to convert all of the remaining debt to equity and negotiations are on-going to determine the terms and conditions for the conversion;

B.	To establish an asset transfer from Natur Holding BV to Natur CBD BV, optimizing the proceeds for these assets and subsequently liquidate Natur Holding BV;

C.	Continue the business in Natur CBD BV with an extended portfolio of functional products, including CBD infused food and beverages and deliver the objectives as set by the Board

D.	Expeditiously seek new funding in the form of (long-term) or convertible Debt or equity. Discussions with Third parties are on-going. The execution of the intended restructuring program is conditional upon the ability of the company to raise additional capital prior to the implementation of the restructuring plan in order to supply the buying entity of the assets and liabilities with sufficient funds for the asset transaction and the financing of the daily operations. If this condition is not met, the restructuring will fail, and management will be forced to seek legal protection against its creditors and debtholders.

We expect to have finalized the intended actions before the midst of May 2019.

NATUR INTERNATIONAL CORP.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RECAPITALIZATION

As discussed in Note 1 – Organization and nature of business, effective November 13, 2018, Future Healthcare of America entered into a reverse capitalization transaction with Natur Holding BV. In conjunction with the transaction the Company was recapitalized, resulting in the capital structure outlined below. The main purpose of the merger is to raise additional capital for the purposes of growth. The historical number of common shares presented in our financial statements were converted to post merger shares on a 1 to 112 basis. As part of the recapitalization net assets of $1.9 million.

The following shares of common stock were issued subsequent to the reverse capitalization. Natur shareholders had a controlling voting percentage of 94% subsequent to the reversed merger:

- 115,759,999 shares of common stock for the Natur shareholders.

- 2,023,562 shares of common stock for release of accrued salaries of management

- 2,469,131 shares of preferred A for a capital investment of $2,000,000 and a debt forgiveness of $1,010,000 and accrued interest of $410,552. The preferred A shares will convert at a ratio of 1 preferred A share to 33 common shares.

- 100,000 shares of preferred B were issued for Natur shareholders. They will convert at a ratio of 1 preferred B share to 1,000 common shares.

NOTE 18 – STOCKHOLDERS’ DEFICIT

On November 13, 2018, Future Healthcare of America (“Parent Company”) completed the transactions (the “Share Exchange Transaction”) contemplated by that certain Share Exchange Agreement, among Parent Company and the former shareholders of Natur Holdings, B.V., a Netherlands-based holding company (“Natur”). In connection with the Share Exchange Transaction, the former shareholders of Natur received the equivalent of 215,759,999 shares of the Common Stock of Parent Company (the “Common Stock”), which was issued in part as 115,760,000 shares of Common Stock and in part as 100,000 shares of voting, convertible Series B Preferred Stock of Parent Company (the “Series B Preferred Stock”) representing 100,000,000 shares of Common Stock upon conversion. The Series B Preferred Stock will convert automatically upon Parent Company increasing the number of shares of Common Stock of its authorized capital in sufficient amount to permit the conversion of the Series B Preferred Stock, which it plans to do promptly so as to cause the conversion of the Series B Preferred Stock. Immediately after the Share Exchange Transaction, the former Natur shareholders collectively have a controlling position among the shareholders of Parent Company, and Natur has become a wholly-owned subsidiary of Parent Company. At closing the number of common shares, issued and outstanding was 129,049,192.

On September 21, 2018, Parent Company also executed a Securities Purchase Agreement (the “SPA”) by which it agreed to privately issue and sell to Alpha Capital Anstalt (the “Alpha”) 2,469,131 shares of non-voting, convertible Series A Preferred Stock, each share convertible into approximately 33 shares of Common Stock at the rate of $.030303. Alpha also purchased two warrants, one pursuant to the SPA that is exercisable for 33,000,000 shares of Common Stock at $.060606 per share and one pursuant to a debt cancellation agreement exercisable for 6,000,000 shares of Common Stock at $.15 per share. The aggregate purchase price for the Series A Preferred Stock and the two warrants was $2,000,000 in cash and conversion of approximately $769,000 of debt and interest due Alpha from Parent Company under a prior loan agreement. Prior to the acquisition of Natur, Alpha also cancelled approximately $651,000 of debt principle and interest due from Parent Company. These transactions eliminated $1,420,000 of debt principle and interest of Parent Company and improved its balance sheet. As part of the SPA transaction, Alpha has also agreed to reimburse up to $100,000 of the liabilities of Parent Company existing at the closing date.