Form 10-Q
period 2019-03-31
Natur International Corp.
filed 2019-05-15
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $0.001 par value per share	NTRU	OTC Markets Group Inc (OTCQB Market)

As of May 15, 2019, there were 131,425,194 shares of common stock, par value $0.001, of the registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

The Unaudited Consolidated Financial Statements of Natur International Corp., a Wyoming corporation (the “Company,” “Natur,” “we,” “our,” “us” and words of similar import) were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Unaudited Consolidated Financial Statements fairly present the financial condition of the Company.

Natur International Corp.

Index to Unaudited Financial Statements

Unaudited Consolidated Balance Sheets	2

Unaudited Consolidated Statements of Operations	3

Unaudited Consolidated Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	NOTES	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents		18,600	128,364
Accounts receivable		8,619	42,744
Related party receivable	4	1,796	1,833
Inventories		103,396	179,072
Other current assets	5	78,492	99,535

Current assets held for disposal	13	339	377,628
Total Current Assets		211,242	829,176

Non-Current Assets
Intangible asset		21,793	37,353
Fixed assets		256,592	523,510
Other assets		176,350	201,160
Right-of-use asset		580,310	-
Non-current assets held for disposal		-	51,165
Total Non-Current Assets		1,035,045	813,188

TOTAL ASSETS		1,246,287	1,642,364

LIABILITIES AND MEMBERS’ DEFICIT

Current Liabilities
Accounts Payable		1,341,652	1,127,345
Accrued expenses & other contingent liabilities	6	623,318	583,161
Related party other liabilities	7	2,217,440	2,032,705
Related party other notes	8	1,062,426	1,072,849
Convertible note payable	9	2,159,680	1,600,710
Related party convertible note payable	10	11,436,228	11,671,743
Operating lease liabilities		263,013	-
Current liabilities held for disposal	13	151,267	887,126
Total Current Liabilities		19,255,024	18,975,639

Non-Current Liabilities
Operating lease liabilities		314,994	-
Total Non-Current Liabilities		314,994	-

TOTAL LIABILITIES		19,570,018	18,975,639

Retained Deficit
Common stock, $0.001 par value, 200,000,000 shares authorized, 131,424,194 and 129,049,192 issued and outstanding as of March 31, 2019 and December 31, 2018 respectively.		131,425	129,049
Preferred stock A, $0.001 par value, 2,469.131 shares authorized, 2,397.131 and 2,469.131 issued and outstanding as of March 31, 2019 and December 31, 2018 respectively. Convertible to common stock at a 1:33,000 ratio.		2	2
Preferred stock B, $0.001 par value, 100,000 shares authorized, 100,000 and 100,000 issued and outstanding as of March 31, 2019 and December 31, 2018 respectively. Convertible to common stock at a 1:1000 ratio.		100	100
Additional Paid in Capital		5,575,055	5,174,269
Total Shareholders’ deficit		(24,047,101)	(22,299,570)
Accumulated other comprehensive loss		16,788	(337,125)
TOTAL DEFICIT		(18,323,731)	(17,333,275)

LIABILITIES AND MEMBERS’ DEFICIT		1,246,287	1,642,364

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31, 2019 (unaudited)	March 31, 2018

REVENUE	64,419	527,717

COST OF GOODS SOLD - RELATED PARTY	30,881	200,354
COST OF GOODS SOLD	63,896	73,398
	94,777	273,752

GROSS MARGIN	(30,358)	253,965

OPERATING EXPENSES
Wages & Salaries	264,729	443,381
Selling, General & Administrative	1,402,410	1,114,867
Amortization & depreciation	272,189	53,316

Total operating expenses	1,939,328	1,611,564

LOSS FROM OPERATIONS	(1,969,686)	(1,357,599)

Interest expense	39,233	28,848

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,008,919)	(1,386,447)

Income taxes	-	-

INCOME FROM CONTINUING OPERATIONS	(2,008,919)	(1,386,447)

Discontinued operations (note 14)
Gain on disposal of subsidiary	300,798	-
Loss from operations of discontinued Component	(39,410)	(792,737)

NET LOSS ATTRIBUTE TO SHAREHOLDERS	(1,747,531)	(2,179,184)

Earnings Per Share	(0.01)	(0.02)
Diluted Earnings Per Share	(0.01)	(0.02)

COMPREHENSIVE INCOME

Net Loss	(1,747,531)	(2,179,184)
Other comprehensive income	353,913	157,681

COMPREHENSIVE LOSS	(1,393,618)	(2,021,503)

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common stock		Preferred A		Preferred B		Other
	Number of Shares	Amount (.001 par)	Issued shares	Amount (.001 par)	Issued shares	Amount (.001 par)	Paid in Capital	Retained deficit	Accumulated OCI	Total
Balance at December 31, 2017	115,759,999	115,760	-	-	-	-	3,316,560	(15,250,748)	(1,114,812)	(12,933,240)

Net Loss								(7,048,822)		(7,048,822)
Recapitalization	13,289,193	13,289	2,469.131	2	100,000	100	1,857,709			1,871,100
Other comprehensive loss									777,687	777,687
Balance at December 31, 2018	129,049,192	129,049	2,469.131	2	100,000	100	5,174,269	(22,299,570)	(337,125)	(17,333,275)

Net Loss								(1,745,531)		(1,745,531)
Share-based compensation							403,162			403,162
Conversion of Preferred A to Common stock	2,376,002	2,376	(72)	-			(2,376)			-
Other comprehensive income									353,913	353,913
Balance at March 31, 2019	131,425,194	131,425	2,397	2	100,000	100	5,575,055	(24,047,101)	16,788	(18,323,731)

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2019 (unaudited)	March 31, 2018

CASHFLOW FROM OPERATING ACTIVITIES
Net Loss	(1,747,531)	(2,179,184)
Adjustments to reconcile net loss to net cash used in operating activities
Lease expense	65,496	-
Amortization & depreciation	267,819	53,316
Stock based compensation	403,162	-
Changes in:
- Accounts receivable	34,125	212,016
- Related party receivable	37	51,400
- Inventories	75,676	383,483
- Other current assets	21,043	(40,805)
- Accounts payable	214,307	307,533
- Lease liabilities	(67,045)	-
- Accrued expenses	152,367	(477,104)
- Accrued expenses - related parties	187,049	(401,747)
Net cash used in operating activities	(393,495)	(2,091,092)
Net cash used in operating activities - Discontinued operations	(358,570)	(237,599)

CASHFLOW FROM INVESTING ACTIVITIES
Cash paid for purchase of property and equipment	-	-
Cash received for sale of property and equipment	-	-
Net cash from in investing activities	-	-
Net cash from in investing activities - Discontinued Operations	51,165	-

CASHFLOW FROM FINANCING ACTIVITIES

Related party loan additions	-	12,330
Convertible loan note additions	560,915	-
Related party convertible loan note additions	-	1,233,046
Net cash provided from financing activities	560,915	1,245,376
Net cash from financing activities - Discontinued Operations	-	41,118

Effect of foreign exchange rate changes on cash and cash equivalents	30,221	157,681

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(109,764)	(884,516)

CASH AND CASH EQUIVALENTS beginning of period	128,364	1,082,734
CASH AND CASH EQUIVALENTS end of period	18,600	198,218

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

At the onset of the quarter, our product line up centered on a range of cold pressed juices and healthy snacks. These products were sold either directly or through distribution partners in the Netherlands and the United Kingdom. Beginning in the fourth quarter of 2018, and throughout the first quarter of 2019, the Company focus shifted from dependence on the legacy fruit and vegetable juices and snacks toward innovating a new line of hemp-derived natural food and beverage products. The Company products value proposition is to affordably provide the most culturally relevant, authentic, fresh fruit, vegetable and hemp-derived supplement consumer products to democratize clean, healthy, eating and drinking occasions, with plans to address the growing needs for products that address other personal needs in health, wellness and beauty care.

Through third party contract manufacturers, we apply patented technology to proprietary nutrient dense blends of fruit and vegetables, adding hemp-derived supplements. These are bottled or packed with technically advanced food and product safety measures and in some cases cold high-pressure processing to bring fresh tasting fruit, vegetable and hemp-derived supplement blends to market through more than fifteen product types. These newly innovated products are brought to market through Natur’s distribution channels of direct-to-business, direct-to-consumer and through select distributors.

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long lived assets are evaluated on a yearly basis and no impairment losses were incurred during the three months ended March 31, 2019.

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon delivery to the customer. The Company’s performance obligations are satisfied at that time.

Share-Based Payment Arrangement. The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. The Company adopted ASU 2018-07 in the first quarter of 2019 which aligns the accounting for share-based payment awards issued to employees and non-employees.

The fair value of each option granted during the period ended March 31, 2019 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

2019
Expected dividend yield	0%
Expected option term (years)	6
Expected volatility	382%
Risk-free interest rate	3%

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected volatility was based on the volatility in the trading of the Company’s common stock. The assumed discount rate was the default risk-free six-year interest rate in the Netherlands.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenues do not include sales or other taxes collected from customers.

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and independent outlets. The Company typically collects payment from customers within 30 days from the date of sale. The following table presents our continued revenues disaggregated by geographical region for the period ended March 31, 2019:

March 31, 2019
Netherlands	64,419
France	-
Iceland	-
Total	64,419

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of sales could be at risk for return by customers. As the company do not deem this amount to be material no provision was recorded for the period ended 31 March, 2019. Returned product is recognized as a reduction of net sales.

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

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. As a result of the adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded operating lease right-of-use assets of $580,310 and operating lease liabilities of $578,007. The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed consolidated statement of income and c consolidated statement of cash flows for the three-month period ended March 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from EUR into U.S. dollars has been made at the following exchange rates for the respective periods:

	March 31, 2019	December 31, 2018
Balance Sheets	0.8914	0.8734
Statements of operations and comprehensive income (loss)	0.8805	0.8464
Equity	0.9037	0.9037

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. The Company concluded that its negative working capital and decreased cash flows from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has implemented a plan to alleviate such reasonable doubt as follows: (i) the Company will continue to generate additional revenue (and positive cash flows from operations) partly related to the Company’s expansion into new product lines during 2019 and partly related to the Company wide sales initiatives already implemented; (ii) in addition cost saving initiatives and an organization restructuring program that is almost completed, will have an additional positive impact on the cost-basis of the organization. Notwithstanding the foregoing, the Company will seek capital as needed, which may be either equity or debt, or both. The Company does not have any capital sources determined at this time, and capital may not be available when sought. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company is currently undertaking a corporate restructuring exercise, which is further disclosed in Note 15 – subsequent events.

NOTE 4 – RELATED PARTY RECEIVABLES

Receivables of related parties at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Micknifisent B.V.	1,796	1,833
	1,796	1,833

NOTE 5 – OTHER CURRENT ASSETS

Other current assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Value Added Tax receivable	62,851	67,388
Prepaid expenses	15,550	32,054
Other Receivables	91	93
	78,492	99,535

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES & OTHER CONTINGENT LIABILITIES

Accrued expenses & other contingent liabilities at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Taxes payable	534,254	352,423
Invoices to be received	25,572	3,972
Holiday Allowance Payable	33,584	24,642
Other accrued expenses & other contingent liabilities	29,908	202,124
	623,318	583,161

NOTE 7 – RELATED PARTY OTHER LIABILITIES

Related party other liabilities at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

NL Life Sciences B.V.	829,942	563,118
STB Family Offices SARL	196,193	200,234
STB Family Offices B.V.	653,190	661,432
Stichting Thank You Nature	-	16,913
Flare Media B.V.	24,944	25,458
AMC	238,945	325,382
Management & Board Fees	251,910	142,154
Yoomoo Limited	-	98,014
Dynamic Health B.V.	22,316	-
	2,217,440	2,032,705

For the outstanding amount relating to AMC this transaction relates to the purchase of bottled juices for resale. Total purchases relating to goods sold for the three-month period ended March 31, 2019 and the three-month period ended March 31, 2018 was $31,726, and $581,997, respectively.

For the loan from NL Life Sciences and STB Family Offices there is no repayment schedule in place. The interest rate is charged on the basis of EURIBOR + 3% on the average balance of the loan.

The other loans consist of the procurement of juices and consulting fees for the management team. No interest is being charged.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY OTHER NOTES

Loan from other related parties at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Efficiency Life Fund	392,641	400,750
TriDutch Holding B.V.	669,785	672,099
	1,062,426	1,072,849

For the loan from Tridutch Holding B.V., there is no repayment schedule in place. The interest rate is charged on the basis of EURIBOR + 3% on the average balance of the loan. In 2018 accrued interest of $17,249 was added to the balance and additional borrowings of $128,043 were drawn down, partly offset by a positive exchange rate difference of $25,283. In 2019 accrued interest of $2,314 was added to the balance and no additional borrowings were drawn down, no repayments were made on the balance in either 2018 or 2019.

For the loan from Efficiency Life Fund is a repayment schedule in place to repay the loan in 10 installments from July 2019 to April 2020. The entire balance of 400,750 was drawn down in 2018 with no repayments made on the balance to date. The movement in 2019 relates wholly to exchange rate difference.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

Convertible loans payable at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018

Convertible loan 1	632,695	629,750
Convertible loan 2	962,285	970,960
Convertible loan 3	564,700	-
	2,159,680	1,600,710

Convertible Loan 1

Party for loan 1 has granted a loan facility in the principle amount of $581,058 or €500,000 with the right, but not the obligation to convert the outstanding loan amounts into shares in the capital of Natur at a company valuation of $17.4 million or €15 million for a term from December 19, 2017, till the maturity date of December 31, 2018, at an interest rate of 10% per annum. No further drawdowns were made on the loan in 2018 or 2019 and the increased balance is due to the accrued interest as no repayment for capital or interest have been made. The lender has agreed to a term sheet for conversion of the debt into common stock at May 7, 2019. Please refer to Note 15, subsequent events.

Convertible Loan 2

On October 20, 2017, an amount of $929,692 or €800,000 was advanced to the Company for a loan agreement that was drafted but never signed. An interest rate of 5% per annum is calculated and the loan has a maturity date of February 28, 2018. The loan is convertible to shares of Natur at a company valuation of $23.3 million or €20 million. The loan is in default and lender has demanded payment and does not want to convert. No further drawdowns were made on the loan in 2018 or 2019 and the decreased balance is due to favorable movement in the exchange rate offsetting the additional accrued interest as no repayment for capital or interest have been made.

Convertible Loan 3

Natur Holding BV, the principle subsidiary of Natur International Corp, entered into a loan agreement with Dam! Holding BV, under which Natur Holding may borrow up to US$560,915 or €500,000. The final terms of the agreement were concluded on February 18, 2019.The full drawdown of US$560,915 was made in three tranches throughout January and February 2019 and was used for general expenses of Natur Holding and a partial repayment of their major supplier, as provided in the loan agreement. The loan amount can be made in Euros, in the same numeric amounts if certain additional conditions are met by Natur Holdings related to further capital restructuring of Natur Holdings, which the company has already undertaken.

Repayment is due after six months from the date of receipt of the initial funds in the Natur Holding’s account. The loan may be pre-paid in full or in part at any time. Interest, at the rate of 5% per annum, is due and payable quarterly. The loan carries a default interest rate of 11% per annum. The loan has the typical default provisions of a borrowing arrangement, including breach of the borrower obligations, bankruptcy of the borrower, significant changes in the borrower’s business, and dissolution of the borrower. The full amount of the loan is covered by the grant of a security interest in Natur Holdings.

The loan amount, if unpaid at maturity, may be converted into common stock of Natur International Corp. at the conversion price of $0.05 per common stock. The lender has agreed to a term sheet for conversion of the debt into common stock at April 29, 2019. Please refer to Note 15, subsequent events.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY CONVERTIBLE NOTE PAYABLE

Related party convertible note payable at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Convertible loan Efficiency Life Fund	11,436,228	11,671,743

The convertible loan has been converted in the subsequent period. $8,671,743 of the balance was settled, using series C preferred shares and the remaining $3,000,000 was converted into long term debt. Please refer to Note 15, subsequent events.

NOTE 11 – OPTIONS & WARRANTS

On November 13, 2018, the Company closed a Subscription Agreement with Alpha Capital Anstalt wherein the Company granted the following warrants to purchase:

-A total of 33,000,000 shares of common stock, at $0.0606060 per share, exercisable for four years.

-A total of 6,000,000 shares of common stock, at $0.15 per share, exercisable for four years.

A summary of the status of the warrants granted is presented below for the three months ended:

	March 31, 2019		December 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	39,000,000	$0.074	-	$-
Granted	-	-	39,000,000	0.074
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	39,000,000	$0.074	39,000,000	$0.074

On January 16, 2019, the company completed compensatory arrangements with three board members of Natur International Corp. with the following terms:

Mr. Anthony Joel Bay, through La Bay Ventures Inc., will be issued a six-year option to purchase an aggregate of 7,319,321 shares of common stock of NTRU. The option granted by NTRU provides for equal quarterly vesting of the shares commencing March 31, 2019, over three years ending December 31, 2021, with the right to exercise vested shares at $.030303 per share at any time until March 31, 2025, the sixth-year anniversary. The option provides for cashless exercise and may be registered for resale at the election of NTRU. If the service agreement is terminated for a breach thereof, all vested and unvested options will terminate, but if the service agreement is otherwise terminated, then only then vested options will continue to be exercisable for the full term.

Mr. Rudolf Derk Huisman, through Pas Beheer BV, will be issued a six-year option to purchase an aggregate of 7,319,321 shares of common stock of NTRU. The option granted by NTRU provides for equal quarterly vesting of the shares commencing March 31, 2019, over three years ending December 31, 2021, with the right to exercise vested shares at $.030303 per share at any time until March 31, 2025, the sixth-year anniversary. The option provides for cashless exercise and may be registered for resale at the election of NTRU. If the service agreement is terminated for a breach thereof, all vested and unvested options will terminate, but if the service agreement is otherwise terminated, then only then vested options will continue to be exercisable for the full term.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OPTIONS & WARRANTS - continued

Mr. Robert A. Paladino, through Cavalier Aire LLC., will be issued a six-year option to purchase an aggregate of 7,319,321 shares of common stock of NTRU. The option granted by NTRU provides for equal quarterly vesting of the shares commencing March 31, 2019, over three years ending December 31, 2021, with the right to exercise vested shares at $.030303 per share at any time until March 31, 2025, the sixth-year anniversary. The option provides for cashless exercise and may be registered for resale at the election of NTRU. If the service agreement is terminated for a breach thereof, all vested and unvested options will terminate, but if the service agreement is otherwise terminated, then only then vested options will continue to be exercisable for the full term.

A summary of the status of the share options is presented below for the three months ended:

	March 31, 2019		December 31, 2018
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at beginning of period	-	$-	-	$-
Vested	1,829,844	0.071	-	-
Unvested	20,128,119
Exercised	-	0.071	-	-
Expired	-	-	-	-
Outstanding at end of period	21,957,963	$0.071	-	$-

The fair value of all stock options outstanding at 31 March, 2019 is $1,559,013 at a weighted average fair value of $0.071 per option.

NOTE 12 – LEASES

The Company leases identified assets comprising real estate.  Real estate leases consist primarily of office space. At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term, and (3) whether the Company has the right to direct the use of the asset. At inception of a lease, the Company allocates the consideration in the contract to each lease and non-lease component based on the component’s relative stand-alone price to determine the lease payments. Lease and non-lease components are accounted for separately.

Leases are classified as either finance leases or operating leases based on criteria in Accounting Standards Codification (“ASC”) 842. The Company’s operating leases are generally comprised of real estate. Operating leases are included shown separately in the unaudited consolidated balance sheet. On adoption of ASC 842 the Company recorded operating lease right-of-use assets of $580,310 and operating lease liabilities of $578,007. We do not believe the standard will materially affect our consolidated net earnings.

Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the implicit rate cannot be determined. ROU assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Lease expense for operating leases, consisting of lease payments, is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and interest expense calculated using the amortized cost basis.

The Company’s leases have remaining lease terms of less than 3 years, which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year.  The Company has elected not to recognize ROU assets and lease liabilities for short-term operating leases that have a term of 12 months or less. The effect of short-term leases on the Company’s ROU assets and lease liabilities was not material.

Operating Lease Assets and Liabilities

	March 31, 2019	Balance Sheet Classification
Lease Assets	$580,310	Right-of-use Asset

Current lease liabilities	263,013	Operating lease liabilities
Non-current lease liabilities	314,994	Operating lease liabilities
Total Lease Liabilities	$578,007

Maturity of Operating Lease Liabilities

March 31, 2019
2019	$196,034
2020	270,649
2021	178,323

Total lease payments	645,006
Less imputed interest	66,999

Present value of lease liabilities	$578,007

As of March 31, 2019, our operating leases have a weighted-average remaining lease term of 2.25 years and a weighted-average discount rate of 4%.

The future minimum obligations under operating leases in effect as of December 31, 2018 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

2019	436,657
2020	392,004
2021	146,759
2022	-
2023	-
Thereafter	-
Total	975,430

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LOSS PER SHARE

At March 31, 2019 the Company had 131,425,194 shares issues and outstanding at a nominal value of $.001. besides that, the Company has 2,397.130 preferred A shares and 100,000 preferred B shares.  Alpha capital Anstalt has two outstanding warrants issued at November 13, 2018 with 4 years term. The first warrant has an exercise price of $0.0606 for 36,000,000 shares the second warrant is 6,000,000 at $0.15 exercise price, the company has reserved 16,240,000 shares for management and Employee Stock Ownership Plan. At December 31, 2018, the Company had 129,049,192 shares of common stock issued and outstanding.

Because the company is in a net loss position, basic and diluted earnings per share are the same as the inclusion of potential dilutable shares would be anti-dilutive.

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

As of March 22, 2019 the company Naturalicious UK Limited has been put into liquidation and the matters are being dealt with by a qualified administration firm in the United Kingdom. A board meeting was held on March 22, 2019 with all creditors and it was agreed to liquidate the company. At this moment in time the rights & obligations of the company are handled by the administration firm and the legal obligation over the liabilities are extinguished. As the parent company no longer has any rights or obligations to the subsidiary it has been removed from the consolidation and the net liability position of the company is released and recognized as a gain on disposal.

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DISCONTINUED OPERATIONS AND ASSETS/LIABILITIES HELD FOR DISPOSAL - continued

The following table presents the carrying amounts of the major classes of assets and liabilities included in our discontinued operations as presented on our Unaudited Consolidated Balance Sheet as of March 31, 2019.

NATUR INTERNATIONAL CORP

UNAUDITED BALANCE SHEET OF DISCONTINUED OPERATIONS

	March 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	-	-
Related party receivable	-	201,907
Accounts receivable	339	124,016
Inventories	-	-
Other current assets	-	51,705
Total current assets	339	377,628

Fixed Assets
Tangible fixed assets	-	27,547
Financial Fixed Assets	-	23,618
Total fixed assets	-	51,165

TOTAL ASSETS	339	428,794

Current Liabilities
Accounts Payable	25,692	643,616
Accrued expenses & other contingent liabilities	125,575	243,510
Total Liabilities	151,267	887,126

NATUR INTERNATIONAL CORP

UNAUDITED INCOME STATEMENT OF DISCONTINUED OPERATIONS

March 31, 2019

REVENUE	-

COST OF GOODS SOLD	-

GROSS MARGIN	-

OPERATING EXPENSES
Wages & Salaries	-
Selling, General & Administrative	39,410
Amortization & depreciation	-

Total operating expenses	39,410

LOSS FROM OPERATIONS	(39,410)

Interest expense	-

LOSS FROM DISCONTINUED OPERATIONS	(39,410)

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

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

Debt restructuring

Effective April 9, 2019 the Company and 6th Wave Efficiency Life Fund have agreed & executed a contract to settle a portion of the amounts owed by the Company to the Holder under the Debt Agreement, including principle, interest expenses, penalties and other charges of whatsoever nature, all in an amount equal to USD 8,846,208 (the “Converted Debt”) in exchange for and in consideration of the issuance to Holder or its designees by the Parent Company of an aggregate of 78,832,399 shares of Class C Preferred Stock (“Debt Repayment Shares”), convertible initially into the equivalent of 78,832,399 shares of Common Stock of the Parent Company (the “Conversion Shares”). The condition precedent to the agreement, the issuance of the Debt Repayment Shares was completed April 9, 2019.

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

Corporate restructuring

In line with the objective to secure the continuity of the company, it was decided late 2018 to extend the product line with added functional extracts (Nutrigenomics, hemp-derived extracts). For this, the company established a NewCo as sister company of Natur Holding BV at March 13, 2019, wholly owned by Natur International Corp. Based on global developments and following the success of companies in the USA and Canada, the company defined new growth objectives with

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS – continued

complementary products based on hemp-derived extracts as a new revenue model for this NewCo. Additional funding was sought in the market, but it became apparent that the willingness of new investors to provide the company with funding in debt or equity was dependent on the restructuring of the existing debt on the Balance Sheet of the Company. As most of this debt is held on the Balance Sheet of Natur Holding BV, it was decided to develop a restructuring plan to:

A.	To establish an asset transfer from Natur Holding BV to Natur CBD BV, optimizing the proceeds for these assets and subsequently liquidate Natur Holding BV;

B.	Continue the business in Natur CBD BV with an extended portfolio of functional products, including food and beverages infused with hemp-derived extracts and deliver the objectives as set by the Board

C.	Expeditiously seek new funding in the form of (long-term) or convertible Debt or equity. Discussions with Third parties are on-going. The execution of the intended restructuring program is conditional upon the ability of the company to raise additional capital prior to the implementation of the restructuring plan in order to supply the buying entity of the assets and liabilities with sufficient funds for the asset transaction and the financing of the daily operations. If this condition is not met, the restructuring will fail, and management will be forced to seek legal protection against its creditors and debtholders.

The related party loan of Tridutch Holding BV and related party liabilities of STB Family Offices BV and Flare Media BV totaling $1,382,472 were transferred to NL Life Sciences BV at May 8, 2019 as part of a debt transfer agreement.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RECAPITALIZATION

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

NOTE 17 – STOCKHOLDERS’ DEFICIT

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

On March 19, 2019, the holder of the Series A Preferred Stock converted 72 of such shares with a stated value of $72,000 for 2,376,002 shares of common stock. The applicable conversion price was $0.030303. The company did not receive any payment on this conversion, having received the consideration for the Series A Preferred Shares on November 12, 2018. There are remaining an aggregate of 2,397.131 shares of Series A Preferred Stock issued and outstanding. The shares of common stock issued on conversion are registered for resale by the holder.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

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

NTRU New Vision & Mission

Natur is committing to meet the demands of the burgeoning market for healthy food & beverage products beyond our award-winning fruit and vegetable juices and snacks. The Company is preparing for launch of a wider range of foods and beverages that are effectively functional. With consumers in increasing numbers eating more frequently, eating socially and being focused on the wellness derived from their choices, Natur is offering choices that can boost their immune system, support a sense of equilibrium in a stressful life, help to resist foods that are not healthy, and more.

Natur brings the forces of nature, existing naturally and organically, as functional supplements in our branded foods and beverages. The first of nature’s superfoods to join our line is hemp. We are preparing for launch in the Spring of our line of juices and snacks infused with hemp-derived extracts that are intended to offer improvement in quality of life. The human body’s endo-cannabinoid system is starved for sources of external cannabinoids. When fed, this system fires up the forces of immunity, pain management, heart health, a sense of equilibrium and much more. The Forces of Nature, from the industrial hemp plant, in their purest form, provide the best source for these important cannabinoids. These hemp-derived extracts are the non-psychoactive cannabinoid in the hemp plant that, in increasing numbers, is gain consumer fans for its potential role in treating many common health issues, including pain, inflammation, anxiety, depression, acne and heart disease.

Anticipating growing demand, Natur is developing collaborations in hemp cultivation, extraction and innovation – with growers, greenhouses, research and development scientists driving new products in the fields of hemp-derived medication, edibles and beverages, human and animal topicals and wellness products.

Share Option Agreements

The 2019 Plan provides for grants of both incentive stock options, or “ISOs”, which are subject to special income tax treatment, and non-statutory options, or “NSOs.” Eligibility for ISOs is limited to employees of the Company and its subsidiaries. The exercise price of an ISO cannot be less than the fair market value of the common stock at the time of grant. In addition, the expiration date of an ISO cannot be more than ten years after the date of the original grant. In the case of NSOs, the exercise price and the expiration date are determined in the discretion of the administrator. The administrator also determines all other terms and conditions related to the exercise of an option, including the consideration to be paid, if any, for the grant of the option, the time at which options may be exercised and conditions related to the exercise of options.

The 2019 Plan also provides for awards of shares of restricted common stock. Awards of restricted stock may be made in exchange for past services or other lawful consideration. Generally, awards of restricted stock are subject to the requirement that the shares be forfeited or resold to the Company unless specified conditions are met. Subject to these restrictions, conditions and forfeiture provisions, any recipient of an award of restricted stock will have all the rights of a stockholder of the Company, including the right to vote the shares and to receive dividends. The 2019 Plan also provides for deferred grants (“deferred stock”) entitling the recipient to receive shares of common stock in the future on such conditions as the administrator may specify.

Amendment to Articles of Incorporation

On April 4, 2019, the Company filed an Articles of Amendment in the State of Wyoming to create a new class of Series C Preferred Stock, which was returned as of April 9, 2019. The Series C Preferred Stock has a liquidation preference of $112.20 per share. Each share of Series C Preferred Stock may be converted into 1,000 shares of Common Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization) without the payment of any additional consideration by the holders thereof. The Series C Preferred Stock automatically converts into 78,832,399 shares of Common Stock upon the six-month anniversary of the Conversion Agreement if there has been an increase in the common stock capitalization of the Company. The holders of Series C Preferred Stock are entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock are convertible on all matters presented to the shareholders.

Business Highlights

During the quarter ended March 31, 2019, the Company completed seating its newly installed board of directors and appointed a new Chief Executive Officer, adopting a fresh direction for the Company. Practical decisions were made with regard to the existing business and customer base based on the contribution to the new vision and mission and to profitability.

For the quarter, while sales revenues were considerably lower year over year, operating losses were also lower. Contributing to negative margins was the reduction of inventories through liquidation.

Results of Operations and Financial Condition

Three Months Ended 31 March, 2019 versus Three Months Ended 31 March 2018

During the three months ended March 31, 2019, Natur recorded revenues of $64,419, an 88% decrease over revenues of $527,717 for the same period in 2018. The decrease in 2019 is attributed to the decision the company made to discontinue selling to less profitable customers while developing its new culturally relevant product lines. It should be noted that in Q1 2018, the introduction of two large customers generated initial opening orders, filling the supply chain. Both of these customers proved to be less beneficial to the business than planned and by the beginning of Q1 2019 sales to these customers were discontinued.

With the lower revenues in the quarter, cost of goods sold included unleveraged warehousing, inventory reduction and product discard costs and totaled $94,777, a 65% decrease as compared to $273,752 in the comparable period of 2018. Natur posted a gross loss of $30,358 during the first quarter 2019, versus a gross profit of $253,965 for the first quarter of 2018.

Natur made year over year improvements in some controllable costs while recording total operating expenses of $1,939,328 during the first quarter of 2019, a 17% increase as compared to operating expenses of $1,611,564 in the same period of 2018. Wages & Salaries showed improvement, totaling $264,729 in the first quarter of 2019 versus $443,381 in the first quarter 2018, a decrease of 40% driven by significantly streamlined head-count compared to Q1 of 2018. A contributing factor is the discontinuation of retail store activities in the UK and the Netherlands. Selling, General & Administrative costs increased to $1,402,410 from $1,114,867 when comparing the first quarter of 2019 versus 2018, or 26%. This was driven mainly by an increase in the overall costs incurred by the business due to the administration costs of maintaining a public listing such as legal, board & accountancy fees. The company also introduced a stock option scheme in 2019 with no similar such costs in the first quarter of 2018. Amortization & Depreciation costs increased to $272,189 from $53,316 when comparing the first quarter of 2019 versus 2018, or 411%. This was driven mainly by the company taking a prudent measure to write down all assets in the retail stores (roughly $200k) to Nil. As the company cannot comfortably assume we will receive any proceeds for these assets it will therefore only take gains on disposal in future periods should they be realized.

Natur’s net loss available to common shareholders was $1,747,531 for the first quarter of 2019.  This represents a 20% decrease from our net loss of $2,179,184 in the first quarter of 2018. The decrease in the loss was partially offset due to the liquidation of the UK business which allowed a gain on disposal of $300,798 to be realized.

Three Months Ended 31 March, 2019 versus Three Months Ended 31 December 2018

During the three months ended March 31, 2019, Natur recorded revenues of $64,419, a 63% decrease over revenues of $173,378 for the preceding period. The decrease for 2019 was driven by the fact that in Q4 2018 we received wind-down revenues from two former customers of $102,000. We have received no such orders in Q1 2019 due to the strategic focus change of the business.

For the quarter ended March 31, 2019, cost of goods sold totaled $94,777, a 48% decrease as compared to $183,777 in the preceding period of 2018. This reflects the costs associated with the overall reduction of revenue and due to the reduction in sales the company has experienced higher marginal costs for our warehousing. We have also experienced higher disposal costs due to the perishable nature of our products. Natur posted a gross loss of $30,358 during the first quarter 2019, versus a gross loss of $10,039 for the preceding quarter of 2018.

Natur recorded total operating expenses of $1,939,328 during the first quarter of 2019, a 17% increase as compared to operating expenses of $1,598,974 in the preceding period.  Wages & Salaries totaled $264,729 in the first quarter of 2019 versus $267,511 in the preceding quarter a decrease of 1%. Selling, General & Administrative costs increased to $1,402,410 from $1,279,731 when comparing the preceding quarter, or 21%. This was driven mainly by an increase in the overall costs incurred by the business due to the administration costs of maintaining a public listing such as legal & accountancy fees. The company also introduced a stock option scheme in 2019 with no similar such costs in the last quarter of 2018. Amortization & Depreciation costs increased to $272,189 from $51,732 when comparing the first quarter of 2019 versus the fourth quarter of 2018, or 426%. This was driven mainly by the company taking a prudent measure to write down all assets in the retail stores (roughly $200k) to Nil. As the company cannot comfortably assume we will receive any proceeds for these assets it will therefore only take gains on disposal in future periods should they be realized.

Natur’s net loss available to common shareholders was $1,747,531 for the first quarter of 2019.  This represents a 21% increase from our net loss of $2,144,114 in the last quarter of 2018. The increase in the loss was partially offset due to the liquidation of the UK business which allowed a gain on disposal of $300,798 to be realized.

Restructuring Activities

Debt restructuring - Effective April 9, 2019 the Company and 6th Wave Efficiency Life Fund have agreed & executed a contract to settle a portion of the amounts owed by the Company to the Holder under the Debt Agreement, including principle, interest expenses, penalties and other charges of whatsoever nature, all in an amount equal to USD 8,846,208 (the “Converted Debt”) in exchange for and in consideration of the issuance to Holder or its designees by the Parent Company of an aggregate of 78,832,399 shares of Class C Preferred Stock (“Debt Repayment Shares”), convertible initially into the equivalent of 78,832,399 shares of Common Stock of the Parent Company (the “Conversion Shares”). The condition precedent to the agreement, the issuance of the Debt Repayment Shares was completed April 9, 2019.

The company has made further agreements, subject to board approval, confirming to agree to the principle of debt conversion to shares of the company to the following debtholders:

Name of debtholder	Currency	Amount in Euros	USD/EURO	Amount of debt in $	price per share in $	number of shares	Type of share
6th Wave Efficiency Life Fund	USD			3,450,000	0.05	69,000,000	preferred
Dam! Holding BV	EUR	505,487	1.12	566,145	0.05	11,264,700	common
Ghassan Akeel	USD			571,236	0.055	11,632,445	common
NL Life Sciences BV	EUR	2,020,000	1.12	2,262,400	0.0303031	74,659,028	preferred
STB Family Office SARL	EUR	202,877	1.12	227,222	0.0303031	7,498,309	preferred
		2,728,364		7,077,004		174,054,490

Corporate restructuring - In line with the objective to secure the continuity of the company, it was decided late 2018 to extend the product line with added functional extracts (Nutrigenomics, hemp-derived). For this, the company established a NewCo as a sister company of Natur Holding BV at March 13, 2019, wholly owned by Natur International Corp. Based on global developments and following the success of companies in the USA and Canada, the company defined new growth objectives with complementary products based on hemp-derived extracts as a new revenue model for this NewCo. Additional funding was sought in the market, but it became apparent that the willingness of new investors to provide the company with funding in debt or equity was dependent on the restructuring of the existing debt on the Balance Sheet of the Company. As most of this debt is held on the Balance Sheet of Natur Holding BV, it was decided to develop a restructuring plan to:

A.	To establish an asset transfer from Natur Holding BV to Natur CBD BV, optimizing the proceeds for these assets and subsequently liquidate Natur Holding BV;

B.	Continue the business in Natur CBD BV with an extended portfolio of functional products, including infused food and beverages with hemp-derived extracts and deliver the objectives as set by the Board

C.	Expeditiously seek new funding in the form of (long-term) or convertible Debt or equity. Discussions with Third parties are on-going. The execution of the intended restructuring program is conditional upon the ability of the company to raise additional capital prior to the implementation of the restructuring plan in order to supply the buying entity of the assets and liabilities with sufficient funds for the asset transaction and the financing of the daily operations. If this condition is not met, the restructuring will fail, and management will be forced to seek legal protection against its creditors and debtholders.

Accounting Policies

ASC 842: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. As a result of the adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded operating lease right-of-use assets of $580,310 and operating lease liabilities of $578,007. The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed consolidated statement of income and consolidated statement of cash flows for the three-month period ended March 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs.

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

As of March 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those described below. You should read the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Certain figures, such as interest rates and other percentages included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

ITEM 1 – LEGAL PROCEEDINGS

On June 17, 2016 and June 30, 2016 two complaints were filed, one with the Federal Equal Employment Opportunity Commission (“EEOC”) and one with the Wyoming State Department of Labor against the Company, alleging discrimination on the basis of sex and disability. The complaints did not seek any specific monetary relief. The complaints were mediated by the Wyoming State Department of Labor, and the U.S. Equal Employment Opportunity Commission. The Wyoming State Department of Labor issued a notice of dismissal for one of the complaints. After reviewing the facts and circumstances, the Company believes the claims made are weak, at best, and the Company has retained counsel and intends to continue a vigorous defense. On March 6, 2018, a complaint was filed with the Wyoming Court of Natrona County, alleging violation of the Wyoming Fair Employment Practices Act of 1965 for discrimination based upon sex, disability and retaliation. The complaint does not seek any specific monetary relief. At this time, management cannot reasonably estimate the cost to defend or the outcome of the complaints.

On June 1, 2018, The U.S. EEOC made a determination that Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964) by paying a male employee more than female employees. The EEOC initially claimed that back wages for these individuals plus liquidated damages total $43,593. On September 19, 2018, the Company attended a Conciliation meeting, at which the EEOC presented a revised settlement of $133,575 for back wages plus liquidated damages. The Company and the EEOC did not agree to a resolution. On September 28, 2018, the EEOC filed in the U.S. District Court for the District of Wyoming a complaint claiming Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964) by paying a male employee more than female employees. It is too early to provide an educated opinion on the chances of a favorable outcome in this matter. There was a wage disparity present at Interim such that a male RN nurse employee was earning $1-$2 more per hour than all other RN nurse employees who were female. Interim employed approximately 6 female RN nurses, and this wage disparity existed for approximately 1 year of operation. We have asserted that this wage disparity was the result of market factors and not illegal gender discrimination, however whether we will be able to marshal sufficient evidence to overcome the presumption that arises from the admitted wage disparity. The Company recorded an accrual totaling $133,575 related to this matter.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None, not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None, not applicable.

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	302 Certification of Robert A. Paladino

31.2	302 Certification of Ellen Berkers

32	906 Certification.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATUR INTERNATIONAL CORP.

Date: 15/5/19	By:	/s/ Robert A. Paladino
Robert A. Paladino
Chief Executive Officer

Date: 15/5/19		/s/ Ellen Berkers
Ellen Berkers
Chief Financial Officer