Form 10-Q
period 2019-06-30
Natur International Corp.
filed 2019-08-14
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Securities and Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of August 13, 2019, there were 322,230,038 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Natur International Corp.

Index to Unaudited Financial Statements

Consolidated Balance Sheets	2

Unaudited Consolidated Statements of Operations	3

Unaudited Consolidated Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6

NATUR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	NOTES	(unaudited) June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents		1,028,877	128,364
Accounts receivable		2,628	42,744
Related party receivable		-	1,833
Inventories		24,483	179,072
Other current assets	5	60,274	99,535
Current assets held for disposal	13	5,000	377,628
Total Current Assets		1,121,262	829,176

Non-Current Assets
Intangible asset		37,353	37,353
Fixed asset	4	58,685	523,510
Other asset		-	201,160
Non-current assets held for disposal	13	-	51,165
Total Non-Current Assets		96,038	813,188

TOTAL ASSETS		1,217,300	1,642,364

LIABILITIES AND MEMBERS’ DEFICIT

Current Liabilities
Accounts Payable		426,891	1,127,345
Accrued expenses & other contingent liabilities	6	106,387	583,161
Related party other liabilities	7	2,809,939	2,032,705
Related party other notes	8	2,984,017	1,072,849
Convertible note payable	9	1,202,849	1,600,710
Related party convertible note payable	10	-	11,671,743
Preferred Stock payable		2,064,736	-
Current liabilities held for disposal	13	170,469	887,126
Total Current Liabilities		9,765,288	18,975,639

TOTAL LIABILITIES		9,765,288	18,975,639

Stockholders’ Equity
Common stock, $0.001 par value, 750,000,000 and 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively. 310,597,593 and 129,049,192 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.		310,597	129,049
Preferred stock A, $0.001 par value, 2,397.131 and 2,469.131 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. Convertible to common stock at a 1:33,000 ratio.		2	2
Preferred stock B, 100,000 shares authorized, Nil and 100,000 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. Convertible to common stock at a 1:1000 ratio.		-	100
Preferred stock C, $0.001 par value, Nil issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. Convertible to common stock at a 1:1000 ratio.		-	-
Additional Paid in Capital		14,924,725	5,174,269
Total Shareholders’ deficit		(23,850,777)	(22,299,570)
Accumulated other comprehensive loss		67,465	(337,125)
TOTAL EQUITY/(DEFICIT)		(8,547,988)	(17,333,274)

LIABILITIES AND MEMBERS’ DEFICIT		1,217,300	1,642,364

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUE	8,134	414,716	72,553	942,433

COST OF GOODS SOLD - RELATED PARTY	2,679	224,682	33,560	425,036
COST OF GOODS SOLD	2,240	58,718	66,136	132,116
	4,919	283,400	99,696	557,152

GROSS MARGIN	3,215	131,316	(27,143)	385,281

OPERATING EXPENSES
Wages & Salaries	108,335	349,298	373,064	792,679
Selling, General & Administrative	1,243,061	904,599	2,645,471	2,019,466
Amortization , depreciation and impairment	3,609	30,268	275,798	83,584

Total operating expenses	1,355,005	1,284,165	3,294,333	2,895,729

LOSS FROM OPERATIONS	(1,351,790)	(1,152,849)	(3,321,476)	(2,510,448)

Interest expense	862	34,413	40,095	63,261

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,352,652)	(1,187,262)	(3,361,571)	(2,573,709)

Income taxes	-	-	-	-

INCOME FROM CONTINUING OPERATIONS	(1,352,652)	(1,187,262)	(3,361,571)	(2,573,709)

Discontinued operations (NOTE 13)
Gain (loss) on disposal of subsidiary	1,591,187	-	1,891,985	-
Loss from operations of discontinued Component	(42,211)	(302,964)	(81,621)	(1,095,701)

NET PROFIT (LOSS) AVAILABLE/ATTRIBUTE TO MEMBERS	196,324	(1,490,226)	(1,551,207)	(3,669,410)

Basic earnings/(loss) per share	0.00	(0.01)	(0.00)	(0.03)
Diluted earnings/(loss) per share	0.00	(0.01)	(0.00)	(0.03)

COMPREHENSIVE INCOME

Net Profit (Loss)	196,324	(1,490,226)	(1,551,207)	(3,669,410)
Other comprehensive income	50,677	-	404,590	-

COMPREHENSIVE PROFIT (LOSS)	247,001	(1,490,226)	(1,146,617)	(3,669,410)

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Preferred stock A		Preferred stock B		Preferred stock C
	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Other Paid in Capital	Retained deficit	Accumulated OCI	Total
Balance at December 31, 2018	129,049	129,049,192	2	2,469.131	100	100,000	-	-	5,174,269	(22,299,570)	(337,125)	(17,333,275)

Net Loss										(1,747,531)		(1,747,531)
Share-based compensation									403,162			403,162
Conversion of Preferred A to Common Stock	2,376	2,376,002	(-)	(72)					(2,376)			(-)
Accumulated other comprehensive gain/(loss)											353,913	353,913
Balance at March 31, 2019	131,425	131,425,194	2	2,397.131	100	100,000	-	-	5,575,055	(24,047,101)	16,788	(18,323,731)
												-
Net Profit										196,324		196,324
Share-based compensation									685,044			685,044
Debt Converted to Common Stock	340	340,000							13,218			13,558
Conversion of Preferred B to Common Stock	100,000	100,000,000			(100)	(100,000)			(99,900)			-
Issuance of Preferred C Stock							79	78,832	8,830,061			8,830,140
Conversion of Preferred C to Common Stock	78,832	78,832,399					(79)	(78,832)	(78,753)			-
Accumulated other comprehensive gain/(loss)											50,677	50,677
Balance at June 30, 2019	310,597	310,597,593	2	2,397	-	-	-	-	14,924,725	(23,850,777)	67,465	(8,547,988)

	Common Stock		Preferred stock A		Preferred stock B		Preferred stock C
	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Other Paid in Capital	Retained deficit	Accumulated OCI	Total
Balance at December 31, 2017	115,760	115,759,999	-	-	-	-	-	-	3,316,560	(15,250,748)	(1,114,812)	(12,933.240)

Net Loss										(2,179,184)		(2,179,184)
Accumulated other comprehensive gain/(loss)											-	-
Balance at March 31, 2018	115,760	115,759,999	-	-	-	-	-	-	3,316,560	(17,429,932)	(1,114,812)	(15,112,424)
												-
Net Profit										(1,490,226)		(1,490,226)
Accumulated other comprehensive gain/(loss)											-	-
Balance at June 30, 2018	115,760	115,759,999	-	-	-	-	-	-	3,316,560	(18,920,158)	(1,114,812)	(16,602,650

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	June 30, 2019	June 30, 2018
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	(1,551,207)	(3,669,410)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization, depreciation and impairment	275,798	32,015
Share Based Compensation	1,088,206	-
Gain on Disposal of Subsidiaries	(1,891,985)
Changes in:
- Accounts receivable	37,592	(252,278)
- Related party receivable	24	(20,802)
- Inventories	44,516	(436,965)
- Other current assets	(1,124)	33,911
- Accounts payable	(23,411)	1,951,766
- Accrued expenses	(178,008)	(416,304)
- Accrued expenses - related parties	110,391	(124,643)
Net cash used in operating activities	(2,089,208)	(2,902,710)
Net cash (used in) from operating activities - Discontinued operations	-	210,652

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-
Cash received for sale of property and equipment	-	-
Net cash used in investing activities	-	-
Net cash used in investing activities – Discontinued operations	51,165	-

CASH FLOW FROM FINANCING ACTIVITIES
Related party loan additions	-	1,799,213
Related party loan repayments	-	(240,503)
Cash received from subscription of Preferred Stock	2,064,736
Third party convertible note additions	560,915	52,266
Related party convertible loan additions	-	-
Net cash provided from financing activities	2,625,651	1,610,976
Net cash from financing activities - Discontinued Operations	-	-

Effect of foreign exchange rate changes on cash and cash equivalents	312,905	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	900,513	(1,081,082)

CASH AND CASH EQUIVALENTS beginning of period	128,364	1,082,734
CASH AND CASH EQUIVALENTS end of period	1,028,877	1,652

NON-CASH TRANSACTIONS
Preferred stock C issued for debt conversion	79
Common stock issued for debt conversion	340
Preferred stock A conversion	2,376
Preferred stock C conversion	78,832
Preferred stock B conversion	100,000
Debt transferred from RP other liabilities to RP other notes payable	672,370

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Natur International Corp. was formerly named Future Healthcare of America. In November 2018, Natur Holding B.V. was acquired to continue the company as a provider of cold pressed juice beverages and healthy snacks. The original business of Future Healthcare of America, founded in 2012, was as a provider of home healthcare services, which had declined and is expected to be fully closed and liquidated in the third quarter of 2019.

The current name of the company is Natur International Corp., which was effected on January 7, 2019. The trading symbol for our common stock became NTRU as of that date and trades on The OTC Market.

Natur International Corp., is a Wyoming corporation, and operates its beverage business through a number of direct and indirect subsidiaries, of which the current principal one is Natur BPS B.V. (known by the trade name Natur Functionals), and is the successor to the business of Natur Holding B.V. (“we”, “our”, “the Company” or “Natur”). Our beverage business commenced in late 2015, with product distribution in Northern Europe. Currently, our operational headquarters is in Amsterdam, the Netherlands.

At the onset of 2019, our product line up centered on a range of cold pressed juices and healthy snacks. These products were sold either directly or through distribution partners in the Netherlands and the United Kingdom. Beginning in the fourth quarter of 2018, and throughout the first half of 2019, the Company focus shifted from dependence on the legacy fruit and vegetable juices and snacks toward innovating a new line of hemp-derived natural food and beverage products. The Company product value proposition is to provide affordable, culturally relevant, authentic, fresh fruit, vegetable and hemp-derived supplemented consumer products to democratize clean, healthy, eating and drinking, with plans to address the growing needs for products that address other personal needs in health, wellness and beauty care.

Through third party contract manufacturers, we apply patented technology to proprietary nutrient dense blends of fruit and vegetables, adding hemp-derived supplements. These are bottled or packed with technically advanced food and product safety measures and in some cases cold high-pressure processing to bring fresh tasting fruit, vegetable and hemp-derived supplemented blends to market through more than fifteen product types. These newly innovated products are brought to market, in Europe, through Natur’s distribution channels of direct-to-business, direct-to-consumer and through select distributors.

Natur operated as a private enterprise in the Netherlands from its founding in 2015 through November 13, 2018, when it was acquired as a wholly owned subsidiary in a share exchange transaction by Future Healthcare of America, pursuant to that certain Share Exchange Agreement, among the Company and the former shareholders of Natur Holding, B.V. (the “Share Exchange Transaction”). In connection with the Share Exchange Transaction, the former shareholders of Natur received the equivalent of 215,759,999 shares of the Common Stock (the “Common Stock”), which was issued in part as 115,760,000 shares of Common Stock and in part as 100,000 shares of voting, convertible Series B Preferred Stock (the “Series B Preferred Stock”) representing 100,000,000 shares of Common Stock upon conversion. The Share Exchange Transaction was accounted for as a reverse capitalization with Natur Holding B.V. being treated as the accounting acquirer. As such, the historical information for all periods presented prior to the merger date relate to Natur Holding B.V. Subsequent to the Share Exchange Transaction consummation date, the information in this report relates to the consolidated entities of Natur, including Natur Holding B.V. and successor subsidiary and the former subsidiaries of Future Healthcare of America, the latter of which are currently in the process of being wound down and presented as discontinued operations.

In connection with the Share Exchange Transaction, net cash received was $2,000,000 and costs incurred were $399,381 including professional fees for legal, accounting services and finance commission. Immediately after the Share Exchange Transaction, the former Natur shareholders collectively owned the controlling position among the shareholders of the Company.

On May 1, 2019, Natur Holding B.V. filed a Petition in the Netherlands Court for the District of Amsterdam (“Petition”) for the liquidation of the company and the transfer of certain assets and retained liabilities to Natur BPS B.V., a wholly owned subsidiary of Natur International Corp., which operates under the trade name Natur Functionals. This court process allowed the historical business of the Company’s beverage business to be continued and eliminates a substantial amount of the liabilities of the Company. The Petition permits the Company to focus on activities that will drive growth and future profits. As a result of the Petition the control of Natur International Corp. over Natur Holding B.V. is compromised for financial reporting purposes, and its investment in it will be deconsolidated as of May 1, 2019.

The Series B Preferred Stock was automatically converted upon the Company increasing the number of shares of Common Stock of its authorized capital, which happened on June 26, 2019. At the same time the Series C Preferred Stock was automatically converted to 78,832,399 shares of Common Stock. As of June 30, 2019, the total number of outstanding shares amounted to 310,597,593 shares of Common Stock with an authorized share capital of 750,000,000 shares of common Stock.

During the first half of the 2019 fiscal year, in addition to pursuing the Petition to reorganize certain of its liabilities, the Company successfully has negotiated to convert a further $6,114,790 of debt into 149,516,865 shares of common stock to be issued in due course. More importantly, it has been conducting substantial fund-raising activities. It has obtained new funding through a series of securities purchase agreements that have been funded in the amount of $2,064,736 or are subject to signed commitments for funding in the amount of $3,283,904 that is expected to be completed during the third fiscal quarter of 2019. The securities to be sold will be a mix of several new series of preferred stock convertible into up to 96,289,473 shares of Common Stock and warrants exercisable for up to 177,404,377 shares of Common Stock.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS - continued

On June 30, 2019, the Company expressed its interest in pursuing a transaction with Share International Holding B.V. on a binding basis. The contemplated transaction would be an acquisition of Share International Holding B.V. (“SIH”) and related assets for the operation of its business by the issuance of shares of Natur. The terms of this potential acquisition have yet to be negotiated and finalized, and the overall transaction is subject to conditions precedent at this time. At the same time as the Company entered into the letter of intent, it lent to SIH the sum $250,000 under a promissory note, due January 4, 2020. The note bears interest at the rate of 10%. The repayment obligation under the Note will be cancelled if no business arrangement is concluded due to a breach by the Company of any agreement for the business arrangement that is concluded in the future, either party to the note experiences a material adverse change, or the business arrangement is not approved by the shareholders or owners of the respective parties to the extent that approval is required. The note also has other standard default provisions under which the Company may declare a default. Also, at the same time as the foregoing letter of intent and loan were concluded, the board of directors of the Company appointed Mr. Paul Bartley as the Chief Executive Officer of the Company; Mr. Bartley is a principal of SIH.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The Company prepares its financial statements using the accrual basis of accounting in accordance with United States generally accepted accounting principles (“US GAAP”).

Consolidation - The financial statements presented reflect the accounts of Natur International Corp and its direct and indirect subsidiaries. All inter-company transactions have been eliminated in consolidation.

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

Intangible Assets and Long-Lived Assets. The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long lived assets are evaluated on a yearly basis and no impairment losses were incurred during the six months ended June 30, 2019.

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

Share-Based Payment Arrangements. The Company measures the cost of employee services received in exchange for an award of equity instruments (share-based payments, or SBP) based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the SBP award—the requisite service period (vesting period). For SBP awards subject to conditions, compensation is not recognized until the performance condition is probable of occurrence. The grant-date fair value of share options is estimated using the Black-Scholes-Merton option-pricing model. The Company adopted ASU 2018-07 in the first quarter of 2019 which aligns the accounting for share-based payment awards issued to employees and non-employees.

The fair value of each option granted during the period ended June 30, 2019 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

	2019	2018
Expected dividend yield	0%	-
Expected option term (years)	6	-
Expected volatility	382%	-
Risk-free interest rate	3%	-

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

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and independent outlets. The Company typically collects payment from customers within 30 days from the date of sale. The following table presents our continued revenues disaggregated by geographical region for the six-month period ended June 30, 2019:

	June 30, 2019	June 30, 2018
Netherlands	72,553	942,433
France	-	-
Iceland	-	-
Total	72,553	942,433

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of sales could be at risk for return by customers. As the company do not deem this amount to be material no provision was recorded for the period ended 30 June, 2019. Returned product is recognized as a reduction of net sales.

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from EUR into U.S. dollars has been made at the following exchange rates for the respective periods:

	June 30, 2019	December 31, 2018
Balance Sheets	0.8849	0.8734
Statements of operations and comprehensive income (loss)	0.8895	0.8464
Equity	0.9037	0.9037

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

Natur BPS B.V., the Dutch subsidiary of Natur International Corp is structured as a Dutch limited liability company. Tax on the result is calculated based on the result before tax in the profit and loss account, considering losses available for set-off from previous years (to the extent that they have not already been included in the deferred tax assets) and exempt profit components and after the addition of non-deductible costs. Due account is also taken of changes which occur in the deferred tax assets and deferred tax liabilities in respect of changes in the applicable tax rate.

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. We have had material operating losses, working capital deficit and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. The Company concluded, in spite of the decreased cash flow from operations, both the elimination of certain debt and the successful raising of new capital and obtaining new capital commitments during the second quarter of 2019, that it has materially improved its capital so as to continue as going concern. The Company implemented a plan in the second quarter of 2019 to further structurally improve the conditions for its continuing as a going concern; (i) the Company implemented certain cost savings, primarily to its overhead requirements, (ii) the Company will continue to generate additional revenue (and positive cash flows from operations) partly related to the Company’s expansion into new product lines during 2019 and partly related to the Company sales initiatives already implemented; and (iii) undertook a reorganization and restructuring program to reduce its debt that has now been completed. The corporate restructuring through the Petition in May 2019 is further disclosed in Note 13 to these financial statements. These actions have had an overall positive impact on the cost-basis of the organization. Notwithstanding the foregoing, the Company will continue to need additional capital from investors to fund its larger business plan and maintain the continuity and growth of its current operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

NOTE 4 – FIXED ASSETS

Property, equipment and intangible assets at June 30, 2019, and December 31, 2018, consisted of the following:

	June 30,	December 31,
	2019	2018
Building and improvements	-	491,847
Machines and installations	-	65,886
Furniture and fixtures	60,117	200,508
Hardware and software	-	80,163
	60,117	838,404

Less: Accumulated Depreciation & Amortization	(1,432)	(314,894)
	58,685	523,510

NOTE 5 – OTHER CURRENT ASSETS

Other current assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

Value Added Tax receivable	34,878	67,388
Prepaid expenses	25,396	32,054
Other Receivables	-	93
	60,274	99,535

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES & OTHER CONTINGENT LIABILITIES

Accrued expenses & other contingent liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

Taxes payable	21,628	352,423
Invoices to be received	26,018	3,972
Holiday Allowance Payable	2,558	24,642
Other accrued expenses & other contingent liabilities	56,183	202,124
	106,387	583,161

NOTE 7 – RELATED PARTY OTHER LIABILITIES

Related party other liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

NL Life Sciences B.V.	2,088,917	563,118
STB Family Offices SARL	227,323	200,234
STB Family Offices B.V.	-	661,432
Stichting Thank You Nature	-	16,913
Flare Media B.V.	-	25,458
AMC	193,632	325,382
Management & Board Fees	278,092	142,154
Yoomoo Limited	-	98,014
TriDutch Holding B.V.	21,975	-
	2,809,939	2,032,705

For the outstanding amount relating to AMC this transaction relates to the purchase of bottled juices for resale. Total purchases relating to goods sold for the six-month period ended June 30, 2019 and the six-month period ended June 30, 2018 was $41,130, and $797,770, respectively.

For the related party balance liability held from NL Life Sciences, STB Family Offices SARL and TriDutch Holding B.V there is no repayment schedule in place. No interest is being charged. For the related party liability held with Flare Media B.V., STB Family Office B.V. in May 2019 the debt was fully transferred to NL Life Sciences B.V. as part of a debt restructuring. This balance will be converted into equity in the third quarter of 2019.

The other loans consist of the procurement of goods and consulting fees for the management team that have accrued from previous periods. No interest is being charged.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY OTHER NOTES

Loan from other related parties at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

Efficiency Life Fund	2,984,017	400,750
TriDutch Holding B.V.	-	672,099
	2,984,017	1,072,849

For the loan from TriDutch Holding B.V., in May 2019 the debt was fully transferred to NL Life Sciences B.V. as part of a debt restructuring.

For the loan from Efficiency Life Fund there is a repayment schedule in place to repay the loan in 10 installments from July 2019 to April 2022 and the debt therefore transferred from a related party liability to a loan.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

Convertible loans payable at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

Convertible loan 1	636,614	629,750
Convertible loan 2	-	970,960
Convertible loan 3	566,235	-
	1,202,849	1,600,710

Convertible Loan 1

Party for loan 1 had granted a loan facility in the principle amount of $581,058 or €500,000 with the right, but not the obligation to convert the outstanding loan amounts into shares in the capital of Natur at a company valuation of $17.4 million or €15 million for a term from December 19, 2017, till the maturity date of December 31, 2018, at an interest rate of 10% per annum. In July 2019 the amount was fully converted to common stock of the company.

Convertible Loan 2

On October 20, 2017, an amount of $929,692 or €800,000 was advanced to the Company for a loan agreement that was drafted but never signed. An interest rate of 5% per annum is calculated and the loan has a maturity date of February 28, 2018. Repeated attempts at correspondence was made between the Company and the lender’s attorney in April and May 2019 to discuss converting the balance to Common Stock of the Company on the bankruptcy of Natur Holding B.V. as no response was received the amount remains in Natur Holding B.V. who’s estate is being managed independently by a court issued Curator.

Convertible Loan 3

Natur Holding B.V., the principle subsidiary of Natur International Corp, entered into a loan agreement with Dam! Holding B.V., under which Natur Holding may borrow up to US$560,915 or €500,000. The final terms of the agreement were concluded on February 18, 2019.The full drawdown of US$560,915 was made in three tranches throughout January and February 2019. It is the company’s intention to fully convert this to common stock in the third quarter of 2019.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY CONVERTIBLE NOTE PAYABLE

Related party convertible note payable at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018

Convertible loan Efficiency Life Fund	-	11,671,743

As at June 26, 2019 $8,830,140  of the balance was converted Into Series Preferred C stock, this stock then converted to Common stock after the increase in authorized share capital of NTRU . The remainder of the balance is currently being held as loan with the company as described and shown in note 8.

NOTE 11 – OPTIONS & WARRANTS

On November 13, 2018, the Company closed a subscription agreement and debt conversion agreement with Alpha Capital Anstalt wherein the Company granted the following warrants to purchase:

-	A total of 33,000,000 shares of common stock, at $0.0606060 per share, exercisable for four years.
-	A total of 6,000,000 shares of common stock, at $0.15 per share, exercisable for four years.

A summary of the status of the warrants granted is presented below for the three months ended:

	June 30, 2019		December 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	39,000,000	$0.074	-	$-
Granted	-	-	39,000,000	0.074
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	39,000,000	$0.074	39,000,000	$0.074

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

Mr. Rudolf Derk Huisman, through Pas Beheer B.V., will be issued a six-year option to purchase an aggregate of 7,319,321 shares of common stock of the Company. The option granted by the Company provides for equal quarterly vesting of the shares commencing March 31, 2019, over three years ending December 31, 2021, with the right to exercise vested shares at $.030303 per share at any time until March 31, 2025, the sixth-year anniversary. The option provides for cashless exercise and may be registered for resale at the election of the Company If the service agreement is terminated for a breach thereof, all vested and unvested options will terminate, but if the service agreement is otherwise terminated, then only then vested options will continue to be exercisable for the full term.

Ms. Ellen Berkers, through Montrose Executive Management, will be issued an aggregate of 5,800,000 share of options to purchase common stock of the Company as part of her termination arrangement dated May 30, 2019. The option granted by the Company provides for the right to exercise the shares at $.030303 per share at any time from April 1, 2022 until March 31, 2025. The option provides for cashless exercise and may be registered for resale at the election of the Company.

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

A summary of the status of the share options is presented below for the six months ended:

	June 30, 2019		December 31, 2018
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at beginning of period	-	$-	-	$-
Vested	9,459,688	0.071	-	-
Unvested	18,298,275
Exercised	-	0.071	-	-
Expired	-	-	-	-
Outstanding at end of period	27,757,963	$0.071	-	$-

The fair value of all stock options outstanding at 30 June, 2019 is $1,970,813 at a weighted average fair value of $0.071 per option.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LOSS PER SHARE

At June 30, 2019, the Company had 310,597,593 shares issues and outstanding at a par value of $.001. The Company also has 2,397.130 preferred A shares issued and outstanding. Alpha Capital Anstalt has two outstanding warrants issued on November 13, 2018, each with 4-year terms. The first warrant has an exercise price of $0.060606 for 36,000,000 shares and the second warrant is exercisable for 6,000,000 shares at a $0.15 exercise price. The Company has reserved 16,240,000  shares of Common Stock for management incentive awards. At December 31, 2018, the Company had 129,049,192 shares of common stock issued and outstanding.

NOTE 13 – DISCONTINUED OPERATIONS AND ASSETS/LIABILITIES HELD FOR DISPOSAL

Effective November 30, 2018, the Company closed the London office and shops as part of the restructuring plan. Functionally the operations were shut down before December 31, 2018, and therefore we have qualified it as discontinued operations the sale of assets is in process. The existing support functions were transferred to the headquarters in Amsterdam as part of the centralization of support staff initiative.

As of March 22, 2019, the company Naturalicious UK Limited was put into liquidation and the matters are being dealt with by a qualified administration firm in the United Kingdom. A board meeting was held on March 22, 2019, and it was agreed to liquidate the company. Currently the rights and obligations of the company are handled by the administration firm and the legal obligation over the liabilities are extinguished. As we no longer have any rights or obligations to the indirect subsidiary, it has been removed from the consolidation and the net liability position of the company is released and recognized as a gain on disposal.

Effective August 31, 2018, the Company offices in Casper, Wyoming were closed at the termination of its health care operations.. The increase in costs coupled with a decrease in business activity, led to the decision to close the Casper, Wyoming operations. In closing the office, the Company transitioned its clients to new service providers, and terminated employees as the transition happened. The month to month lease was terminated with the landlord on August 31, 2018.

In line with the objective to secure the continuity of the Company, it was decided late 2018 to extend the product line with added functional extracts (Nutrigenomics, hemp-derived extracts). For this, the Company established Natur BPS B.V. (formerly Natur CBD B.V.) as a sister company of Natur Holding B.V. at March 13, 2019, wholly owned by Natur International Corp. Based on global developments and following the success of companies in the USA and Canada, the Company defined new growth objectives with complementary products based on hemp-derived extracts as a new revenue model. Additional funding was sought in the market, but it became apparent that the willingness of new investors to provide the company with funding in debt or equity was dependent on the restructuring of the existing debt on the balance sheet of the Company. As most of this debt is held on the balance sheet of Natur Holding B.V., it was decided to develop a restructuring plan to:

A.	Establish an asset transfer from Natur Holding B.V. to Natur CBD B.V., optimizing the proceeds for these assets and subsequently liquidate Natur Holding B.V.;

B.	Continue the business in Natur CBD B.V. with an extended portfolio of functional products, including food and beverages infused with hemp-derived extracts and deliver the objectives as set by the Board

C.	Expeditiously seek new funding in the form of (long-term) or convertible debt or equity. Discussions with Third parties are on-going.

In May 2019 we reached agreements with most of the debtholders to convert their debt to equity and effective from May 1, 2019, the asset transfer between Natur Holding B.V. and its sister company Natur BPS B.V was executed and Natur Holding B.V. and its wholly owned subsidiaries were declared bankrupt by the Court in Amsterdam, the Netherlands. The total debt that was converted to shares of common stock to be issued is $ 6,754,575.

In June we reached agreement with private investors for the sale of preferred stock and warrants. At June 30, 2019, agreements were signed for a total of $2,064,756 against 65,621.283 of to be issued shares of several series of preferred stock.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DISCONTINUED OPERATIONS AND ASSETS/LIABILITIES HELD FOR DISPOSAL - continued

The following table presents the carrying amounts of the major classes of assets and liabilities included in our discontinued operations as presented on our Unaudited Consolidated Balance Sheet as of June 30, 2019.

NATUR INTERNATIONAL CORP

UNAUDITED BALANCE SHEET OF DISCONTINUED OPERATIONS

	For the Six Months	December 31, 2018
Current assets
Cash and cash equivalents	-	-
Related party receivable	-	201,907
Accounts receivable	-	124,016
Inventories	-	-
Other current assets	-	51,705
Total current assets	-	377,628

Fixed Assets
Tangible fixed assets	-	27,547
Financial Fixed Assets	-	23,618
Total fixed assets	-	51,165

TOTAL ASSETS	-	428,793

Short term debt
Accounts Payable	36,894	643,616
Accrued expenses & other contingent liabilities	133,575	243,510
Total short-term debt	170,469	887,126

NATUR INTERNATIONAL CORP

UNAUDITED INCOME STATEMENT OF DISCONTINUED OPERATIONS

	For the Three Months	For the Six Months
	For the Six Months	December 31, 2018

REVENUE	-	-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
Wages & Salaries	-	-
Selling, General & Administrative	(42,211)	(81,621)
Amortization & depreciation	-	-

Total operating expenses	(42,211)	(81,621)

LOSS FROM OPERATIONS	42,211	81,621

Interest expense	-	-

LOSS FROM DISCONTINUED OPERATIONS	42,211	81,621

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

In July 2019 the Company reached agreement with certain non-US private investors to invest in total $1,765,605 to acquire 46,947.368 of the Series G Preferred Stock. These preferred shares have registration rights.

On July 25, 2019 the Company entered into a Purchase and Recapitalization Agreement (“Recapitalization Agreement”) with DRBG Holdco, LLC, a Delaware limited liability company, Temple Turmeric, Inc., a Delaware corporation, Daniel Sullivan, Tim Quick, and TQ Holdings LLC, a New Hampshire limited liability company to acquire the business of Temple. Under the Recapitalization Agreement the Company acquired 15,121,984 shares of Series A Preferred Stock of Temple from DRBG for a nominal amount and acquired from TQH a promissory note in the principal amount of $100,000, plus all accrued and unpaid interest. As part of the transaction Temple issued to DRBG a warrant to acquire a percentage of the Temple equity. The Temple board of directors will have three of the five directors appointed by the Company pursuant to the terms of the Series A Shares. The Series A Shares represent an approximate 52% of the equity of Temple, on a fully diluted basis.

Under the Recapitalization Agreement the Company will provide working capital to Temple in the amount of not less than $150,000 but up to $250,000. The Company will acquire additional equity ownership of Temple for this investment based on a valuation of Temple of $1,000,000. This further investment will increase the controlling position of the Company in combination with its ownership of the Series A Shares.

The Temple warrant is exercisable for the greater of 1,493,735 shares of common stock of Temple or 2.5% of the equity of Temple on a fully diluted basis. The exercise price per share is the par value of the common stock to be acquired upon exercise of the Temple warrant. The exercise period is ten years, but not later than the earlier of the consummation of the initial public offering by Temple or a sale transaction of Temple, as defined in the Warrant. The Temple warrant has a cashless conversion right and has typical anti-dilution rights for dividends, reverse splits and changes in the capitalization of Temple.

On July 19, 2019, the board of directors of the Company appointed Mr. Paul Bartley as the Chief Executive Officer of the Company and appointed him to be a director of the Company, filling one of the existing vacancies on the Board of Directors. On June 30, 2019, the Company lent to Share International Holding B.V. a company of which Mr. Bartley is a principal, the sum $250,000 under a promissory note, due January 4, 2020. The note bears interest at the rate of 10%. SIH requested the loan to finance the costs relating to the conclusion of the merger such as extensive travel, third party consultancy fees and legal costs. Natur International Corp. was willing to provide the loan pending the outcome of the merger discussions.

The repayment obligation under the note will be cancelled if no business arrangement is concluded due to a breach by the Company of any agreement for the business arrangement that is concluded in the future, either party to the note experiences a material adverse change, or the business arrangement is not approved by the shareholders or owners of the respective parties to the extent that approval is required. The note also has other standard default provisions under which the Company may declare a default.

On July 29, 2019, $639,784 of an outstanding loan facility in the principle amount of $581,058 or €500,000 plus accrued interest, at an interest rate of 10% per annum, was converted to common stock of the company. On this date the debt was converted and 11,632,445 of common stock was issued to the borrower.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RECAPITALIZATION

As discussed in Note 1 – Organization and nature of business, effective November 13, 2018, Future Healthcare of America entered into a reverse capitalization transaction with Natur Holding B.V. In conjunction with the transaction the Company was recapitalized, resulting in the capital structure outlined below. The main purpose of the transaction was to raise additional capital for the purposes of growth. The historical number of common shares of Nature Holding B.V. presented in our financial statements were converted to post-acquisition shares on a 1 to 112 basis.

The following shares of common stock were issued in connection with the reverse capitalization transaction. Natur shareholders had a controlling voting percentage of 94% subsequent to the transaction:

-	115,759,999 shares of common stock were issued to the Natur shareholders.

-	2,023,562 shares of common stock were issued to two of the former management of the Company for their cancellation and release of accrued salaries

-	2,469,131 shares of Series A Preferred Stock were issued for a cash capital investment of $2,000,000 and debt forgiveness of $469,131. The shares of Series A Preferred Stock will convert at a ratio of 1 share to 33,000 common shares.

-	100,000 shares of Series B Preferred Stock were issued to the Natur Holding B.V. shareholders. These shares convert at a ratio of 1 share to 1,000 common shares.

NOTE 16 – STOCKHOLDERS’ DEFICIT

On November 13, 2018, Future Healthcare of America completed a transactions pursuant to the Share Exchange Agreement discussed in Note 1. In connection with the Share Exchange Transaction, the Company issued the equivalent of 215,759,999 shares of the Common Stock to the former shareholders of Nature Holding B.V., which was issued in part as 115,760,000 shares of Common Stock and in part as 100,000 shares of voting, convertible Series B Preferred Stock (the “Series B Preferred Stock”) representing 100,000,000 shares of Common Stock upon conversion. The Series B Preferred Stock converted automatically into the Common Stock on June 26, 2019, when the Company increased its authorized capital in sufficient amount to permit the conversion of the Series B Preferred Stock. At closing the number of common shares, issued and outstanding was 322,230,038. Per the OTC listing the shares were officially converted on the July 2, 2019.

On September 21, 2018, Parent Company also executed a Securities Purchase Agreement (the “SPA”) by which it agreed to privately issue and sell to Alpha Capital Anstalt (the “Alpha”) 2,469.131 shares of non-voting, convertible Series A Preferred Stock, each share convertible into approximately 33,000 shares of Common Stock, based on a per common share conversion rate of $.030303. Alpha also purchased two warrants, one pursuant to the SPA that is exercisable for 33,000,000 shares of Common Stock at $.060606 per share and another one pursuant to a debt cancellation agreement exercisable for 6,000,000 shares of Common Stock at $.15 per share. The aggregate purchase price for the Series A Preferred Stock and the warrant for 33,333,000 shares of common stock was $2,000,000 in cash and conversion of $469,131 of outstanding debt. The other warrant was issued for conversion of outstanding interest due Alpha under a prior loan agreement to Future Healthcare of America. Prior to the acquisition of Natur Holding, B.V., Alpha also had cancelled approximately $651,000 of debt principle and interest due from the Company. These transactions eliminated $1,420,000 of debt principle and interest of the Company and improved its balance sheet. As part of the SPA transaction, Alpha has also agreed to reimburse up to $100,000 of the liabilities of Parent Company existing at the closing date, which has not yet been paid.

On March 19, 2019, the holder of the Series A Preferred Stock converted 72 of such shares with a stated value of $72,000 for 2,376,002 shares of common stock. The applicable conversion price per common share was $0.030303. The Company did not receive any payment on this conversion, having received the consideration for the Series A Preferred Shares on November 12, 2018. There are remaining an aggregate of 2,397.131 shares of Series A Preferred Stock issued and outstanding. The shares of common stock issued on conversion are registered for resale by the holder.

On April 4, 2019, the Company filed an Articles of Amendment in the State of Wyoming to create a new class of Series C Preferred Stock, which was returned as of April 9, 2019. The Series C Preferred Stock was converted into 78,832,399 shares of Common Stock on June 26, 2019. Per the OTC listing the shares were officially converted on the July 2, 2019.

In June 2019, the Company has entered into a series of agreements under which it will be required to issue the following different series of preferred stock, subject to certain conditions precedent.

•	Series Preferred Stock D: 15,789.473 preferred shares, conversion to common shares at a ratio of 1:1,000. price per share of $31.70, no voting rights and a warrant reflecting the right to buy 20,000,000 shares at an exercise price of $0.06

•	Series Preferred Stock E: 56,443.551 preferred shares, conversion to common shares at a ratio of 1:1,000, price per share of $30,40, no voting rights and a warrant reflecting the right to buy 56,443,551 shares at an exercise price of $0.0304

•	Series Preferred Sock F: 49,342.105 preferred shares, conversion to common shares at a ratio of 1:1,000, price per share $0.0304, registration rights, and warrant reflecting the right to buy 740,130,158 shares at an exercise price of $0.0304.

•	Series Preferred Sock G: 46,947.368 preferred shares, conversion to common shares at a ratio of 1:1,000, price per share of $0.038, registration rights and a warrant reflecting the right to buy 46,947,368 shares at an exercise price of $0.076.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Safe Harbor Statement.

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, our ability to gain a larger share of the markets in which we offer our beverage and other products, our ability to retain our business relationships, our ability to raise capital and our ability to consolidate our business operations, acquisitions and grow our product offerings to meet consumer demands, Statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets”, “tend” or similar expressions indicate forward-looking statements.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company’s reports on file with the Securities and Exchange Commission: general economic or industry conditions in the national and local communities in which the Company conducts business and sells its products, changes in the legislation or regulatory requirements that affect our products and their composition and the locations through and to which they can be transported and sold, the development of products that may be superior to those offered by the Company, competition in our product segments, changes in the quality or composition of the Company’s products, our ability to develop new products, our ability to raise capital, conditions in the securities markets that may affect the price and trading of our securities held by investors, changes in accounting principles, and other governmental, regulatory and technical factors affecting the Company’s operations.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

New Vision & Mission

The Company is committing to meet the demands of the burgeoning market for healthy food & beverage products beyond our award-winning fruit and vegetable juices and snacks. The Company is preparing for launch of a wider range of foods and beverages that are effectively functional. With consumers in increasing numbers eating more frequently, eating socially and being focused on the wellness derived from their choices, we are offering choices that can boost their immune system, support a sense of equilibrium in a stressful life, help to resist foods that are not healthy, and more.

The Company brings the forces of nature, existing naturally and organically, as functional supplements in our branded foods and beverages. The first of nature’s superfoods to join our line is hemp. We are preparing for the launch of our line of juices and snacks infused with hemp-derived extracts that are intended to offer improvement in quality of life. The human body’s endo-cannabinoid system is starved for sources of external cannabinoids. When fed, this system fires up the forces of immunity, pain management, heart health, a sense of equilibrium and much more. The Forces of Nature, from the industrial hemp plant, in their purest form, provide the best source for these important cannabinoids. These hemp-derived extracts are the non-psychoactive cannabinoid in the hemp plant that, in increasing numbers, is gain consumer fans for its potential role in treating many common health issues, including pain, inflammation, anxiety, depression, acne and heart disease.

Anticipating growing demand, Natur is developing collaborations in hemp cultivation, extraction and innovation – with growers, greenhouses, research and development scientists driving new products in the fields of hemp-derived medication, edibles and beverages, human and animal topicals and wellness products.

Business Highlights

During the quarter ended June 30, 2019, the Company focused its efforts on the restructuring of its business in the Netherlands and the restructuring of the debt, at the same time the first steps were set to activate the new business plan. Discussions with potential merger partners and private investors took considerable time during this quarter

For the quarter, while sales revenues were considerably lower year over year, operating losses were also lower. Contributing to negative margins was the reduction of inventories through liquidation.

Results of Operations and Financial Condition

Three Months Ended 30 June, 2019 versus Three Months Ended 30 June 2018

During the three months ended June 30, 2019, Natur recorded revenues of $8,134, a 98% decrease over revenues of $414,716 for the same period in 2018. The decrease in 2019 is attributed to the decision the Company made to discontinue selling to less profitable customers while developing its new culturally relevant product lines. It should be noted that in Q2 2018, revenues were generated by two large customers. Both of these customers proved to be less beneficial to the business than planned and by the beginning of Q1 2019 sales to these customers were discontinued.

With the lower revenues in the quarter, cost of goods sold included unleveraged warehousing, inventory reduction and product discard costs and totaled $4,919, a 99% decrease as compared to $283,400 in the comparable period of 2018. Natur posted a gross profit of $3,215 during the second quarter 2019, versus a gross loss of $131,316 for the second quarter of 2018.

Six Months Ended 30 June, 2019 versus Six Months Ended 30 June 2018

During the six months ended June 30, 2019, Natur recorded revenues of $72,553, a 92% decrease over revenues of $942,433 for the same period in 2018. The decrease in 2019 is attributed to the decision the company made to discontinue selling to less profitable customers while developing its new culturally relevant product lines. It should be noted that in first half of 2018, the introduction of two large customers generated initial opening orders, filling the supply chain. Both of these customers proved to be less beneficial to the business than planned and by the beginning of Q1 2019 sales to these customers were discontinued.

With the lower revenues in the six-month period, cost of goods sold included unleveraged warehousing, inventory reduction and product discard costs and totaled $99,696, an 82% decrease as compared to $557,152 in the comparable period of 2018. Natur posted a gross loss of $27,143 during the first half of 2019, versus a gross profit of $385,281 for the first half of 2018.

Natur continued to make year over year improvements in some controllable costs while recording total operating expenses of $3,294,333 during the first half of 2019, a 14% increase as compared to operating expenses of $2,895,729 in the same period of 2018. Wages & Salaries showed a strong improvement, totaling $373,064 in the first half of 2019 versus $792,679 in the first half of 2018, a decrease of 53% driven by significantly streamlined head-count compared to 2018. An additional strong contributing factor is the discontinuation of retail store activities in both the UK and the Netherlands. Selling, General & Administrative costs increased to $2,645,471 from $2,019,466 when comparing the first half of 2019 versus 2018, or 31%. This was driven mainly by an increase in the overall costs incurred by the business due to the administration costs of maintaining a public listing such as legal, board and accountancy fees. The Company also introduced a stock option scheme in 2019 with no similar such costs in the first half of 2018 with costs totaling $1,088,206 for 2019 . Amortization depreciation and impairment costs increased to $275,798 from $83,584 when comparing the first half of 2019 versus 2018, or 230%. This was driven mainly by the Company taking a prudent measure to write down all assets in the retail stores (approximately $200,000) to Nil. As the Company could not comfortably assume we would receive any proceeds for these assets it will therefore only take gains on disposal in future periods should they be realized. These assets are now with the Curator pursuant to the Petition who is dealing with the liquidation of Natur Holding B.V.

Natur’s net loss available to common shareholders was $1,551,207 for the first half of 2019. This represents a 58% decrease from our net loss of $3,669,410 in the first half of 2018. The decrease in the loss was partially offset due to the liquidation of the UK business and a number of the subsidiaries in the Netherlands which allowed a gain on disposal of $1,891,985 to be realized.

Three Months Ended 30 June, 2019 versus Three Months Ended 31 March 2019

During the three months ended June 30, 2019, Natur recorded revenues of $8,134, an 87% decrease over revenues of $64,419 for the preceding period. The decrease against the quarters was driven by the fact that the companies focus for the quarter was on restructuring and seeking funding that would allow the business to continue as a going concern. The focus moving forward into the second half of the year is to engage revenues as part of the Company’s new strategic focus.

For the quarter ended June 30, 2019, cost of goods sold totaled $4,919, a 91% decrease as compared to $94,777 in the preceding period of 2019. This reflects the costs associated with the overall reduction of revenue and due to the reduction in sales the Company had experienced higher marginal costs for our warehousing in the first quarter which have now been largely reduced. We also experienced higher disposal costs due to the perishable nature of our products in the first quarter of 2019. Natur posted a gross profit of $3,215 during the second quarter 2019, versus a gross loss of $30,358 for the preceding quarter of 2019.

Natur recorded total operating expenses of $1,355,005 during the second quarter of 2019, a 30% decrease as compared to operating expenses of $1,939,328 in the preceding period. Wages & Salaries totaled $108,335 in the second quarter of 2019 versus $264,729 in the preceding quarter a decrease of 59% driven by significantly streamlined head-count compared to the first quarter. An additional strong contributing factor is the discontinuation of retail store activities in both the UK and the Netherlands. Selling, General & Administrative costs decreased to $1,243,061 from $1,402,410 when comparing the preceding quarter, or 11%. This was driven mainly by a decrease in the overall costs incurred by the business due to the administration costs of maintaining a public listing as processes have been strengthened and we have undertaken less advisory work in the quarter. The was slightly offset by the fact that the Company also introduced a stock option scheme in 2019 with higher costs in the second quarter due to the termination agreement with Ms. Ellen Berkers. Amortization depreciation & impairment costs decreased to $3,609 from $272,189 when comparing the second quarter of 2019 versus the first quarter of 2019, or 99%. This was driven mainly by the Company taking a prudent measure to write down all assets in the retail stores (roughly $200k) to Nil in the first quarter. As the Company could not comfortably assume we would receive any proceeds for these assets it will therefore only take gains on disposal in future periods should they be realized. These assets are now with the Curator pursuant to the Petition who is dealing with the liquidation of the company.

Natur’s net profit available to common shareholders was $196,324 for the second quarter of 2019. This represents a strong improvement from our net loss of $1,747,531 in the first quarter of 2019. The gain was partially by the corporate restructuring and the decision to close the UK business and a number of the company’s subsidiaries in the Netherlands which allowed a gain on disposal of $1,891,985 to be realized.

Restructuring Activities

Debt restructuring - Effective June 30, 2019 the Company and most of its debtholders have agreed and executed contracts to settle the amounts owed by the Company to the holders under individual the debt agreements, including principle, interest expenses, penalties and other charges of whatsoever nature, all in an amount equal to $6,754,575 in exchange for and in consideration of the issuance to by the Company of an aggregate of 161,149,309 shares of Common Stock.

Corporate restructuring - In line with the objective to secure the continuity of the Company, it was decided in late 2018 to extend the product line with the addition of functional extracts (Nutrigenomics, hemp-derived extracts). For this, the Company established Natur CBC B.V. at March 13, 2019, wholly owned by Natur International Corp. Based on global developments and following the success of companies in the USA and Canada, the Company defined new growth objectives with complementary products based on hemp-derived extracts as a new revenue model. Additional funding was sought in the market, but it became apparent that the willingness of new investors to provide the company with funding in debt or equity was dependent on the restructuring of the existing debt of the Company. As most of this debt exists at the level of Natur Holding B.V., it was decided to develop a restructuring plan to: establish an asset transfer from Natur Holding B.V. to Natur CBD B.V., optimizing the proceeds for these assets and subsequently liquidate Natur Holding B.V. and continue the business in Natur CBD B.V. with an extended portfolio of functional products, including food and beverages infused with hemp-derived extracts and deliver the objectives as set by the Board.

In May 2019 we reached agreements with most of the debtholders to convert their debt to equity and effectively May 1, 2019 the asset transfer between Natur Holding B.V. and its sister company Natur Functionals B.V. was executed and Natur Holding B.V. and its wholly owned subsidiaries were declared bankrupt by the Court in Amsterdam, the Netherlands. The total Debt that was converted to Shares to be issued is $6,754,575.

In June we reached agreement with private investors for the sale of Preferred Stock and Warrants. At June 30, 2019 agreements were signed for a total of $2,064,756 against 65,621.283 of to be issued Preferred Shares.

Accounting Policies

ASC 842: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. As a result of the adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded operating lease right-of-use assets of $580,310 and operating lease liabilities of $578,007. The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed consolidated statement of income and consolidated statement of cash flows for the six-month period ended June 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs.

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

As of June 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were ineffective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

On June 1, 2018, The U.S. EEOC decided that Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964) by paying a male employee more than female employees. The EEOC initially claimed that back wages for these individuals plus liquidated damages total $43,593. On September 19, 2018, the Company attended a Conciliation meeting, at which the EEOC presented a revised settlement of $133,575 for back wages plus liquidated damages. The Company and the EEOC did not agree to a resolution. On September 28, 2018, the EEOC filed in the U.S. District Court for the District of Wyoming a complaint claiming Interim Healthcare of Wyoming violated the Wage discrimination laws (Title VII of the Civil Rights Act of 1964) by paying a male employee more than female employees. It is too early to provide an educated opinion on the chances of a favorable outcome in this matter. There was a wage disparity present at Interim such that a male RN nurse employee was earning $1-$2 more per hour than all other RN nurse employees who were female. Interim employed approximately 6 female RN nurses, and this wage disparity existed for approximately 1 year of operation. We have asserted that this wage disparity was the result of market factors and not illegal gender discrimination, however whether we will be able to marshal sufficient evidence to overcome the presumption that arises from the admitted wage disparity. The Company recorded an accrual totaling $133,575 related to this matter in the period ended December 31, 2018.

ITEM 1A – RISK FACTORS

Not required for smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None, not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None, not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

None, not applicable.

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	302 Certification of Paul Bartley

31.2	302 Certification of Ruud Huisman

32	906 Certification.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATUR INTERNATIONAL CORP.

Date: 8/14/19	By:	/s/ Paul Bartley
Paul Bartley
Chief Executive Officer

Date: 8/14/19		/s/ Rudolf D. Huisman
Ruud Huisman
Chief Financial Officer