Form 10-Q
period 2019-09-30
Natur International Corp.
filed 2019-11-15
CIK 1552845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File No. 000-54917

NATUR INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

WYOMING	45-5547692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Parnassus Tower, Locatellikade 1

1076 AZ Amsterdam

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
None

As of November 14, 2019, there were 322,230,038 shares of common stock, par value $0.001, of the registrant issued and outstanding.

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

Natur International Corp.

NATUR INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEETS

	NOTES	(unaudited) September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents		93,125	128,364
Accounts receivable		41,129	42,744
Related party receivable		250,000	1,833
Inventories		834,926	179,072
Other current assets	5	372,332	99,535
Current assets held for disposal	13	2,000	377,628
Total Current Assets		1,593,512	829,176

Non-Current Assets
Intangible asset		34,057	37,353
Fixed asset	4	56,539	523,510
Other asset		-	201,160
Non-current assets held for disposal	13	-	51,165
Total Non-Current Assets		90,596	813,188

TOTAL ASSETS		1,684,108	1,642,364

LIABILITIES AND MEMBERS’ DEFICIT

Current Liabilities
Accounts Payable		653,636	1,127,345
Accrued expenses & other contingent liabilities	6	60,026	583,161
Related party other liabilities	7	2,638,207	2,032,705
Related party other notes	8	-	1,072,849
Convertible note payable	9	581,235	1,600,710
Related party convertible note payable	10	2,984,217	11,671,743
Preferred Stock payable		3,843,851	-
Current liabilities held for disposal	13	104,333	887,126
Total Current Liabilities		10,865,505	18,975,639

TOTAL LIABILITIES		10,865,505	18,975,639

Stockholders’ Equity
Common stock, $0.001 par value, 750,000,000 and 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively. 322,230,038 and 129,049,192 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.		322,230	129,049
Preferred stock A, $0.001 par value, 2,397.131 and 2,469.131 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. Convertible to common stock at a 1:33,000 ratio.		2	2
Preferred stock B, 100,000 shares authorized, Nil and 100,000 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. Convertible to common stock at a 1:1000 ratio.		-	100
Preferred stock C, $0.001 par value, Nil issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. Convertible to common stock at a 1:1000 ratio.		-	-
Additional Paid in Capital		15,463,095	5,174,269
Total Shareholders’ deficit		(25,431,804)	(22,299,570)
Accumulated other comprehensive loss		575,360	(337,125)
Equity attributed to non-controlling interest		(110,280)	-
TOTAL EQUITY/(DEFICIT)		(9,181,397)	(17,333,274)

LIABILITIES AND MEMBERS’ DEFICIT		1,684,108	1,642,364

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

REVENUE	259,006	377,565	331,559	1,319,998

COST OF GOODS SOLD - RELATED PARTY	9,266	295,034	42,826	720,070
COST OF GOODS SOLD	218,503	10,180	284,639	142,297
	227,269	305,214	327,465	862,367

GROSS MARGIN	31,237	72,350	4,094	457,631

OPERATING EXPENSES
Wages & Salaries	284,495	475,607	657,559	1,268,286
Selling, General & Administrative	1,533,564	1,272,264	4,179,035	3,291,730
Amortization, depreciation and impairment	6,093	83,584	281,891	167,168

Total operating expenses	1,824,152	1,831,455	5,118,485	4,727,184

LOSS FROM OPERATIONS	(1,792,915)	(1,759,105)	(5,114,391)	(4,269,553)

Interest expense	691	64,841	40,786	128,102

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,793,606)	(1,823,946)	(5,114,391)	(4,269,553)

Income taxes	-	-	-	-

INCOME FROM CONTINUING OPERATIONS	(1,793,606)	(1,823,946)	(5,155,177)	(4,397,655)

Discontinued operations (NOTE 13)
Gain on disposal of subsidiary	-	-	1,891,985	-
Loss from operations of discontinued Component	63,310	(119,136)	(18,311)	(1,214,837)

NET LOSS ATTRIBUTED TO MEMBERS	(1,730,296)	(1,943,082)	(3,281,503)	(5,612,492)

Basic loss per share	(0.01)	(0.02)	(0.00)	(0.05)
Diluted loss per share	(0.01)	(0.02)	(0.00)	(0.05)

COMPREHENSIVE INCOME

Net Loss	(1,730,296)	(1,943,082)	(3,281,503)	(5,612,492)
Other comprehensive income/(loss)	507,895	-	912,485	-
Comprehensive loss attributed to non-controlling interest	149,269	-	149,269	-

COMPREHENSIVE LOSS	(1,073,132)	(1,943,082)	(2,219,749)	(5,612,492)

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Preferred stock A		Preferred stock B		Preferred stock C
	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Other Paid in Capital	Retained deficit	Accumulated OCI	Non-controlling interest	Total
Balance at December 31, 2018	129,049	129,049,192	2	2,469.131	100	100,000	-	-	5,174,269	(22,299,570)	(337,125)		(17,333,275)

Net Loss										(1,747,531)			(1,747,531)
Share-based compensation									403,162				403,162
Conversion of Preferred A to Common Stock	2,376	2,376,002	(0)	(72)					(2,376)				(0)
Accumulated other comprehensive gain/(loss)											353,913		353,913
Balance at March 31, 2019	131,425	131,425,194	2	2,397.131	100	100,000	-	-	5,575,055	(24,047,101)	16,788	-	(18,323,731)

Net Profit										196,324			196,324
Share-based compensation									685,044				685,044
Debt Converted to Common Stock	340	340,000							13,218				13,558
Conversion of Preferred B to Common Stock	100,000	100,000,000			(100)	(100,000)			(99,900)				-
Issuance of Preferred C Preferred Stock							79	78,832	8,830,061				8,830,140
Conversion of Preferred C to Common Stock	78,832	78,832,399					(79)	(78,832)	(78,753)				-
Accumulated other comprehensive gain/(loss)											50,677		50,677
Balance at June 30, 2019	310,597	310,597,593	2	2,397	-	-	-	-	14,924,725	(23,850,777)	67,465	-	(8,547,988)

Net Loss										(1,730,296)			(1,730,296)
Non-controlling interest in business combination												38,989	38,989
Comprehensive loss attributed to non-controlling interest										149,269		(149,269)	-
Share-based compensation									(86,612)				(86,612)
Debt Converted to Common Stock	11,633	11,632,445							624,982				636,615
Accumulated other comprehensive gain/(loss)											507,895		141,544
Balance at September 30, 2019	322,299	322,230,038	2	2,397	-	-	-	-	15,463,095	(25,431,804)	575,360	(110,280)	(9,181,398)

	Common Stock		Preferred stock A		Preferred stock B		Preferred stock C
	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Amount ($.001 par)	Number of Shares	Other Paid in Capital	Retained deficit	Accumulated OCI	Total
Balance at December 31, 2017	115,760	115,759,999	-	-	-	-	-	-	3,316,560	(15,250,748)	(1,114,812)	(12,933.240)

Net Loss										(2,179,184)		(2,179,184)
Balance at March 31, 2018	115,760	115,759,999	-	-	-	-	-	-	3,316,560	(17,429,932)	(1,114,812)	(15,112,424)

Net Loss										(1,490,226)		(1,490,226)
Balance at June 30, 2018	115,760	115,759,999	-	-	-	-	-	-	3,316,560	(18,920,158)	(1,114,812)	(16,602,650

Net Loss										(1,943,082)		(1,943,082)
Balance at September 30, 2018	115,760	115,759,999	-	-	-	-	-	-	3,316,560	(20,863,240)	(1,114,812)	(18,545,732)

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	September 30, 2019	September 30, 2018
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	(3,281,503)	(5,612,492)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization, depreciation and impairment	281,241	108,432
Share Based Compensation	1,001,594	-
Gain on Disposal of Subsidiaries	(1,891,985)	-
Changes in:
- Accounts receivable	(909)	(10,923)
- Related party receivable	(249,976)	1,833
- Inventories	(765,927)	157,479
- Other current assets	(313,182)	39,262
- Accounts payable	203,334	657,525
- Accrued expenses	180,973	348,371
- Accrued expenses - related parties	(61,341)	629,049
Net cash used in operating activities	(4,897,681)	(3,686,484)
Net cash (used in) from operating activities - Discontinued operations	(63,136)	(292,864)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in investing activities – Discontinued operations	51,165	-

CASH FLOW FROM FINANCING ACTIVITIES
Related party loan additions	-	2,499,250
Related party loan repayments	-	220,928
Cash received from subscription of Preferred Stock	3,843,851	-
Third party convertible note additions	575,915	184,393
Net cash provided from financing activities	4,419,766	2,904,571
Net cash from financing activities - Discontinued Operations	-	-

Effect of foreign exchange rate changes on cash and cash equivalents	454,647	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,239)	(1,074,777)

CASH AND CASH EQUIVALENTS beginning of period	128,364	1,082,734
CASH AND CASH EQUIVALENTS end of period	93,125	7,957

NON-CASH TRANSACTIONS
Preferred stock C issued for debt conversion	79	-
Common stock issued for debt conversion	11,973	-
Preferred stock A conversion	2,376	-
Preferred stock C conversion	78,832	-
Preferred stock B conversion	100,000	-
Non-controlling interest	256,071	-
Debt transferred from RP other liabilities to RP other notes payable	672,370	-

The accompanying notes are an integral part of these consolidated financial statements

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Natur International Corp. was formerly named Future Healthcare of America. In November 2018, Natur Holding B.V. was acquired to continue the company as a provider of cold pressed juice beverages and healthy snacks. The original business of Future Healthcare of America, founded in 2012, was as a provider of home healthcare services, which had declined and is expected to be fully closed and liquidated in the fourth quarter of 2019.

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

The Series B Preferred Stock was automatically converted upon the Company increasing the number of shares of Common Stock of its authorized capital, which happened on June 26, 2019. At the same time the Series C Preferred Stock was automatically converted to 78,832,399 shares of Common Stock. As of September 30, 2019, the total number of outstanding shares amounted to 322,230,038 shares of Common Stock with an authorized share capital of 750,000,000 shares of common Stock.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS - continued

On June 30, 2019, the Company expressed its interest in pursuing a transaction with Share International Holding B.V. on a binding basis. The contemplated transaction is the acquisition of Share International Holding B.V. (“SIH”) and related assets for the operation of its business by the issuance of shares of Natur. The terms of this acquisition were negotiated and an agreement signed on October 26, 2019, with an anticipated closing date prior to fiscal year end.. At the same time as the Company entered into the letter of intent, it lent to SIH the sum $250,000 under a promissory note, due January 4, 2020. The note bears interest at the rate of 10%. The repayment obligation under the Note will be cancelled if no business arrangement is concluded due to a breach by the Company of any agreement for the business arrangement that is concluded in the future, either party to the note experiences a material adverse change, or the business arrangement is not approved by the shareholders or owners of the respective parties to the extent that approval is required. The note also has other standard default provisions under which the Company may declare a default. Also, at the same time as the foregoing letter of intent and loan were concluded, the board of directors of the Company appointed Mr. Paul Bartley as the Chief Executive Officer of the Company; Mr. Bartley is a principal of SIH

On July 25, 2019, the Company acquired a controlling position in Temple Turmeric, Inc., a Delaware corporation (“Temple”). Founded in 2009, Brooklyn, New York based Temple’s mission is to bring the highest quality turmeric to the world by pioneering the first Turmeric-based ready to drink beverage line. Temple has driven consumer understanding and demand for Turmeric as it has become more and more widely consumed through this decade. Temple now adds adaptogenic herbs and ancient super food formulations to beverages with a turmeric foundation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation. The Company prepares its financial statements using the accrual basis of accounting in accordance with United States generally accepted accounting principles (“US GAAP”).

Consolidation - The financial statements presented reflect the accounts of Natur International Corp. and its direct and indirect subsidiaries. All inter-company transactions have been eliminated in consolidation. The company currently consolidates the following subsidiaries:

●	Natur BPS B.V., a Netherlands based company

●	Temple Turmeric, Inc, a New York based company

●	Future Healthcare Services Corp. a Wyoming based company

●	Interim Healthcare of Wyoming, Inc. a Wyoming based company

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

Accounts Receivable Related Party. Accounts receivables from related parties are comprised of unsecured amounts due from related parties. The Company carries this receivable at its face amounts less an allowance for bad debts. The allowance for bad debts is recognized based on management’s estimate.

The company sold proceed from future sale receivables for 3.5% of the outstanding trade receivable due. The accounts receivables associated with the sale has been removed from the books of the company at the date of factoring the balance. The company has no continue involvement with the collection of the associated accounts receivable balance after handing over the balance to the factoring company.

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

The Company’s long-lived assets, including intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Long lived assets are evaluated on a yearly basis and no impairment losses were incurred during the nine months ended September 30, 2019.

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

The fair value of each option granted during the period ended September 30, 2019 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the weighted average assumptions in the following table:

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

The Company’s products are sold and distributed through various channels, which include selling directly to retail stores and other outlets such as food markets, institutional accounts and independent outlets. The Company typically collects payment from customers within 30 days from the date of sale. The following table presents our continued revenues disaggregated by geographical region for the nine-month period ended September 30, 2019:

	September 30, 2019	September 30, 2018
Netherlands	109,495	1,319,998
United States of America	222,064	-
Total	331,559	1,319,998

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

The Company experiences customer returns primarily as a result of damaged or out-of-date product. At any given time, the Company estimates less than 1% of sales could be at risk for return by customers. As the company do not deem this amount to be material no provision was recorded for the period ended 30 September, 2019. Returned product is recognized as a reduction of net sales.

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Translation of amounts from EUR into U.S. dollars has been made at the following exchange rates for the respective periods:

	September 30, 2019	December 31, 2018
Balance Sheets	0.8929	0.8734
Statements of operations and comprehensive income (loss)	0.8905	0.8464
Equity	0.9037	0.9037

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company considered its going concern disclosure requirements in accordance with ASC 240-40-50. We have had material operating losses, working capital deficit and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. The Company concluded, in spite of the decreased cash flow from operations, both the elimination of certain debt and the successful raising of new capital and obtaining new capital commitments during the second and third quarter of 2019, that it has materially improved its capital so as to continue as going concern. The Company implemented a plan in the second quarter of 2019 to further structurally improve the conditions for its continuing as a going concern; (i) the Company implemented certain cost savings, primarily to its overhead requirements, (ii) the Company will continue to generate additional revenue (and positive cash flows from operations) partly related to the Company’s expansion into new product lines during 2019 and partly related to the Company sales initiatives already implemented; and (iii) undertook a reorganization and restructuring program to reduce its debt that has now been completed. The corporate restructuring through the Petition in May 2019 is further disclosed in Note 13 to these financial statements. These actions have had an overall positive impact on the cost-basis of the organization. Notwithstanding the foregoing, the Company will continue to need additional capital from investors to fund its larger business plan and maintain the continuity and growth of its current operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

NOTE 4 – FIXED ASSETS

Property, equipment and intangible assets at September 30, 2019, and December 31, 2018, consisted of the following:

	September 30,	December 31,
	2019	2018
Building and improvements	-	491,847
Machines and installations	-	65,886
Furniture and fixtures	60,117	200,508
Hardware and software	-	80,163
	60,117	838,404

Less: Accumulated Depreciation & Amortization	(3,579)	(314,894)
	56,538	523,510

The depreciation expense for the nine-months ended September 30 2019 and the year- ended December 31, 2018 was $3,579 and $179,600 respectively.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

Value Added Tax receivable	71,327	67,388
Prepaid expenses	201,128	32,054
Other Receivables	99,877	93
	372,332	99,535

Prepaid expenses as at 30 September 2019 includes a payment to a law firm working for the company in the Netherlands totaling $33,042. A prepayment was also made to a key supplier for the purchase of raw materials totaling $22,940.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES & OTHER CONTINGENT LIABILITIES

Accrued expenses & other contingent liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

Taxes payable	42,087	352,423
Invoices to be received	-	3,972
Holiday Allowance Payable	12,727	24,642
Other accrued expenses & other contingent liabilities	5,212	202,124
	60,026	583,161

NOTE 7 – RELATED PARTY OTHER LIABILITIES

Related party other liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

NL Life Sciences B.V.	2,060,389	563,118
STB Family Offices SARL	227,323	200,234
STB Family Offices B.V.	-	661,432
Stichting Thank You Nature	-	16,913
Flare Media B.V.	-	25,458
AMC	78,226	325,382
Management & Board Fees	272,269	142,154
Yoomoo Limited	-	98,014
	2,638,207	2,032,705

For the outstanding amount relating to AMC this transaction relates to the purchase of bottled juices for resale. Total purchases relating to goods sold for the nine-month period ended September 30, 2019, and the nine-month period ended September 30, 2018, was $60,542, and $1,069,888, respectively.

For the related party balance liability held from NL Life Sciences, STB Family Offices SARL and TriDutch Holding B.V there is no repayment schedule in place. No interest is being charged. For the related party liability held with Flare Media B.V., STB Family Office B.V. in May 2019 the debt was fully transferred to NL Life Sciences B.V. as part of a debt restructuring. Following approval by the SEC in the third quarter of 2019 to increase the authorized share capital the company plans to fully convert this balance into equity, in the form of common stock, in the fourth quarter of 2019.

The other loans consist of the procurement of goods and consulting fees for the management team that have accrued from previous periods. No interest is being charged.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY OTHER NOTES

Loan from other related parties at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

Efficiency Life Fund	-	400,750
TriDutch Holding B.V.	-	672,099
	-	1,072,849

For the loan from TriDutch Holding B.V., in May 2019 the debt was fully transferred to NL Life Sciences B.V. as part of a debt restructuring. The debt is now shown consolidated under a single line under NL Life Sciences B.V. under note 7. There is a translation difference of $271 when compared to the cashflow due to foreign exchange translation differences.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

Convertible loans payable at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

Convertible loan 1	-	629,750
Convertible loan 2	-	970,960
Convertible loan 3	581,235	-
	581,235	1,600,710

Convertible Loan 1

Party for loan 1 had granted a loan facility in the principle amount of $581,058 or €500,000 with the right, but not the obligation to convert the outstanding loan amounts into shares in the capital of Natur at a company valuation of $17.4 million or €15 million for a term from December 19, 2017, till the maturity date of December 31, 2018, at an interest rate of 10% per annum. In July 2019 the amount of $629,750 was fully converted to common stock of the company.

Convertible Loan 2

On October 20, 2017, an amount of $929,692 or €800,000 was advanced to the Company for a loan agreement that was drafted but never signed. An interest rate of 5% per annum is calculated and the loan has a maturity date of February 28, 2018. Repeated attempts at correspondence was made between the Company and the lender’s attorney in April and May 2019 to discuss converting the balance to common stock of the Company on the bankruptcy of Natur Holding B.V. As no response was received the amount remains in Natur Holding B.V. who’s estate is being managed independently by a court issued Curator. Neither Natur International Corp or any subsidiaries have any further obligation for this note.

Convertible Loan 3

Natur Holding B.V., the principle subsidiary of Natur International Corp, entered into a loan agreement with Dam! Holding B.V., under which Natur Holding could borrow up to US$560,915 or €500,000. The final terms of the agreement were concluded on February 18, 2019.The full drawdown of $560,915 was made in three tranches throughout January and February 2019. Repayment is due after six months from the date of receipt of the initial funds. The loan may be pre-paid in full or in part at any time. Interest, at the rate of 5% per annum, is due and payable quarterly. The loan carries a default interest rate of 11% per annum. There is a currently a translation difference of $20,320 due to foreign exchange rate differences. Following approval by the SEC in the third quarter of 2019 to increase the authorized share capital the company plans to fully convert this balance into equity, in the form of common stock, in the fourth quarter of 2019.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY CONVERTIBLE NOTE PAYABLE

Related party convertible note payable at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018

Convertible loan Efficiency Life Fund	2,984,217	11,671,743

As at June 26, 2019, $8,830,140  of the balance was converted into Series C Preferred Stock, this stock then converted to shares of common stock after the increase in authorized share capital of the Company.

The Holder 6th Wave Efficiency Life Fund agrees that if it sells any of the shares of Common Stock it was directly or beneficially issued by the Parent Company on November 13, 2018, either as shares of Common Stock or the Common Stock underlying the Class B Preferred Stock, in exchange for its equity interest in the Company and any of the Conversion Shares (together the Common Stock, the Common Stock underlying the Class B Preferred Stock and the Conversion Shares are referred to as the “Value Calculation Shares”) at any time prior to December 31, 2022, and the gross proceeds to the Holder or its affiliates from the sale (or deemed sale as provided herein) of any or all of the Value Calculation Shares exceeds USD $15,000,000, then the balance of the Debt, equal to USD $3,000,000 as of the date hereof and any interest, expenses, penalties, and other charges of any nature due thereon under the terms of the Debt Agreement (the “Debt Balance”), will be deemed fully paid, discharged and extinguished and the Debt Agreement in all respects will be terminated and of no further effect. There is a currently a translation difference of $15,7823 due to foreign exchange rate differences.

Following approval by the SEC in the third quarter of 2019 to increase the authorized share capital the company plans to fully convert this balance into equity, in the form of common stock, in the fourth quarter of 2019.

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

On August 30, 2019 the Company and Alpha agree that the currently issued and outstanding warrant held by Alpha for the purchase of up to 33,000,000 will be reissued so that 16,500,000 of the shares thereunder may be purchased at the per share exercise price of $0.0304 and 16,500,000 of the shares may be purchased at the per share exercise price of $.06 (the original exercise price).

-	A total of 16,500,000 shares of common stock, at $0.0606060 per share, exercisable for four years.

-	A total of 16,500,000 shares of common stock, at $0.0304 per share, exercisable for four years.

-	A total of 6,000,000 shares of common stock, at $0.15 per share, exercisable for four years.

A summary of the status of the warrants granted is presented below for the nine months ended:

	September 30, 2019		December 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	39,000,000	$0.074	-	$-
Granted	-	(0.012)	39,000,000	0.074
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	39,000,000	$0.062	39,000,000	$0.074

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

Mr. Robert A. Paladino, through Cavalier Aire LLC., was supposed to be issued a six-year option to purchase an aggregate of 7,319,321 shares of common stock of NTRU. The option granted by the Company provided for equal quarterly vesting of the shares commencing March 31, 2019, over three years ending December 31, 2021, with the right to exercise vested shares at $.030303 per share at any time until March 31, 2025, the sixth-year anniversary. The option further provided for cashless exercise and registration for resale at the election of the Company. As the service agreement has been breached by Paladino, all vested and unvested options have been terminated. Paladino and the Company are currently in a legal dispute in the Netherlands as Paladino is challenging the legal validity of the termination.

A summary of the status of the share options is presented below for the nine months ended:

	September 30, 2019		December 31, 2018
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at beginning of period	-	$-	-	$-
Vested	10,679,584	0.071	-	-
Unvested	10,978,954	0.071
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	21,658,538	$0.071	-	$-

The fair value of all stock options outstanding at 30 September, 2019 is $1,451,141 at a weighted average fair value of $0.071 per option.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – LOSS PER SHARE

At September 30, 2019, the Company had 322,230,038 shares issues and outstanding at a par value of $.001. The Company also has 2,397.130 preferred A shares issued and outstanding. Alpha Capital Anstalt has two outstanding warrants issued on November 13, 2018, each with 4-year terms. The first warrant has an exercise price of $0.060606 for 36,000,000 shares and the second warrant is exercisable for 6,000,000 shares at a $0.15 exercise price. The Company has reserved 16,240,000  shares of Common Stock for management incentive awards. At December 31, 2018, the Company had 129,049,192 shares of common stock issued and outstanding.

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

Effective August 31, 2018, the Company offices in Casper, Wyoming were closed at the termination of its health care operations. The increase in costs coupled with a decrease in business activity, led to the decision to close the Casper, Wyoming operations. In closing the office, the Company transitioned its clients to new service providers, and terminated employees as the transition happened. The month to month lease was terminated with the landlord on August 31, 2018.

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

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DISCONTINUED OPERATIONS AND ASSETS/LIABILITIES HELD FOR DISPOSAL - continued

The following table presents the carrying amounts of the major classes of assets and liabilities included in our discontinued operations as presented on our Unaudited Consolidated Balance Sheet as of September 30, 2019.

NATUR INTERNATIONAL CORP

UNAUDITED BALANCE SHEET OF DISCONTINUED OPERATIONS

	September 30, 2019	December 31, 2018
Current assets
Cash and cash equivalents	-	-
Related party receivable	-	201,907
Accounts receivable	-	124,016
Inventories	-	-
Other current assets	-	51,705
Total current assets	-	377,628

Fixed Assets
Tangible fixed assets	-	27,547
Financial Fixed Assets	-	23,618
Total fixed assets	-	51,165

TOTAL ASSETS	-	428,793

Short term debt
Accounts Payable	39,333	643,616
Accrued expenses & other contingent liabilities	65,000	243,510
Total short-term debt	104,333	887,126

NATUR INTERNATIONAL CORP

UNAUDITED INCOME STATEMENT OF DISCONTINUED OPERATIONS

	For the Three Months	For the Three Months
	September 30, 2019	September 30, 2018

REVENUE	-	-

COST OF GOODS SOLD	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES
Wages & Salaries	-	-
Selling, General & Administrative*	(63,310)	119,136
Amortization & depreciation	-	-

Total operating expenses	(63,310)	119,136

PROFIT/(LOSS) FROM OPERATIONS	63,310	(119,136)

Interest expense	-	-

PROFIT/(LOSS) FROM DISCONTINUED OPERATIONS	63,310	(119,136)

* The positive expense balance is due to the legal fee accrual being released due to advances in the two cases in the third quarter of 2019.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

S-1 Statement

On September 25, 2019, the Company submitted a Registration Statement on Form S-1 to the SEC, to register 200,000,000 shares of our common stock that may be sold by the Company, through the efforts of an officer of Natur International Corp., on a best efforts basis, with no minimum. The Registration Statement was declared effective on November 1, 2019. To date, the Company has not offered or sold any of the shares it has registered for its sale.

Share International

On June 30, 2019, the Company signed a binding letter of intent with SIH, a company having its main activities in China in the Chongqing region. On October 26, 2019 the Company signed a definitive agreement with SIH to acquire all of its shares in exchange of 24% of its fully diluted share capital in newly issued restricted shares, calculated as of November 1, 2019, which represents 235,873,452 shares of common stock of the Company, subject to equitable reduction for any adverse change in the financial condition of SIH, or the failure to deliver one or more of the assets of SIH listed in the Share Exchange Agreement). The closing is expected to take place before the end of this year.

Series D, Series E and Series G Preferred Stock

On October 16, 2019, the Company filed Certificates of Amendment to its Certificate of Incorporation to create 15,789.473 shares of Series D Preferred Stock (“Series D Preferred Stock”), 56,423.386 shares of Series E Preferred Stock (“Series E Preferred Stock”), and 58,736.843 shares of Series G Preferred Stock (“Series G Preferred Stock”). These were created in connection with the sale of preferred stock and warrants for an aggregate purchase price of approximately $3,980,864.

The three classes of Preferred Stock have no voting rights, except as provided by law. The liquidation preference of each class is based on the purchase price of the shares of that particular class, and is subordinate to prior issued, outstanding series of preferred stock and in preference to subsequent issued series of preferred stock. Each of the three series of Preferred Stock is convertible into shares of common stock at the option of the holder until December 31, 2021, and if not then converted will automatically convert into common stock on December 31, 2021. The conversion rate is subject to typical anti-dilution rights for stock splits and reorganizations. The total number of shares into which the three classes of Preferred Stock may be converted is 130,949,703.

In conjunction with the sale of the three classes of Preferred Stock, the Company also sold warrants to purchase an aggregate of 130,949,703 additional shares of common stock from time to time by the holders thereof.

The shares of common stock underlying the Preferred Stock and warrants sold to the holder of the Series G Preferred Stock were granted registration rights in connection with their purchase of the Company securities. The Company has fulfilled this obligation with the Registration Statement on Form S-1, declared effective on November 1, 2019.

Series F Preferred Stock

On October 16, 2019, the Company filed a Certificate of Amendment to its Certificate of Incorporation to create 49,342.105 shares of Series F Preferred Stock (“Series F Preferred Stock”).

The Series F Stock does not have any dividend rights, a liquidation preference per share of $30.40, payable after satisfaction of the liquidation preference of prior issued, outstanding preferred stock of the Company, the right to vote with the common stock on an as converted basis, and optional conversion rights. The Series F Stock also has the right to vote as a separate class as provided by law. It is mandatorily convertible if at any time (a) the closing price of the Company’s common stock on the trading market for the common stock exceeds $0.0608 (such dollar amount subject to appropriate adjustment in the event of an adjustment of the conversion ratio of the Series F Preferred Stock) and (b) the dollar value of the common stock traded on the Eligible Market (as defined) exceeds $200,000, provided that at such time there is a sufficient amount of authorized but unissued Common Stock available to be issued upon conversion in full of all the shares of Series F Preferred Stock. The Company will reimburse the holder for any buy-in penalties if it fails to timely deliver the shares of common stock upon conversion.

None of the shares of the Series F Preferred Stock have been issued.

Changes to Board/Management

On September 25, 2019, the Company appointed Spencer Chesman as co-CEO of the company and Michael Jones as Chief Strategy Officer. On November 7, 2019 both officers were appointed to the Board of the company. To accommodate their seating, the Board adopted a resolution to change the Bylaws of the company and increased the maximum number of board seats from 9 to 10.

Convertible Note

On October 2, 2019, a private investor granted a loan facility in the principle amount of $1,000,000 with the right, but not the obligation to convert the outstanding loan amounts into shares in the capital of Natur International Corp for a term from October 2, 2019, till the maturity date of April 1, 2020, at an interest rate equivalent to 20% per annum. The conversion price of the shares is $0.038 per unit of common stock.

Head Office

On October 1, 2019, the corporate head office of Natur International Corp. was changed from 124 Jachthavenweg, 1081 KJ Amsterdam, The Netherlands to Parnassus Tower, Locatellikade 1, 1076 AZ Amsterdam, The Netherlands. The Company, at the new location, has a lease for approximately 5,834 square feet, at an annual rent of $285,471 (€259,286), for a term of five years.

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

NOTE 16 – STOCKHOLDERS’ DEFICIT

On November 13, 2018, Future Healthcare of America completed a transactions pursuant to the Share Exchange Agreement discussed in Note 1. In connection with the Share Exchange Transaction, the Company issued the equivalent of 215,759,999 shares of the Common Stock to the former shareholders of Nature Holding B.V., which was issued in part as 115,760,000 shares of Common Stock and in part as 100,000 shares of voting, convertible Series B Preferred Stock (the “Series B Preferred Stock”) representing 100,000,000 shares of Common Stock upon conversion. The Series B Preferred Stock converted automatically into the Common Stock on June 26, 2019, when the Company increased its authorized capital in a sufficient amount to permit the conversion of the Series B Preferred Stock. At closing the number of common shares, issued and outstanding was 322,230,038. Per the OTC listing the shares were officially converted as of July 2, 2019.

On September 21, 2018, Parent Company executed a Securities Purchase Agreement (the “SPA”) by which it agreed to privately issue and sell to Alpha Capital Anstalt (the “Alpha”) 2,469.131 shares of non-voting, convertible Series A Preferred Stock, each share convertible into approximately 33,000 shares of Common Stock, based on a per common share conversion rate of $.030303. Alpha also purchased two warrants, one pursuant to the SPA that is exercisable for 33,000,000 shares of Common Stock at $.060606 per share and another one pursuant to a debt cancellation agreement exercisable for 6,000,000 shares of Common Stock at $.15 per share. The aggregate purchase price for the Series A Preferred Stock and the warrant for 33,333,000 shares of common stock was $2,000,000 in cash and conversion of $469,131 of outstanding debt. The other warrant was issued for conversion of outstanding interest due Alpha under a prior loan agreement to Future Healthcare of America. Prior to the acquisition of Natur Holding, B.V., Alpha also had cancelled approximately $651,000 of debt principle and interest due from the Company. These transactions eliminated $1,420,000 of debt principle and interest of the Company and improved its balance sheet. As part of the SPA transaction, Alpha has also agreed to reimburse up to $100,000 of the liabilities of Parent Company existing at the closing date, which has not yet been paid.

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

On April 4, 2019, the Company filed an Articles of Amendment in the State of Wyoming to create a new class of Series C Preferred Stock, which was returned as of April 9, 2019. The Series C Preferred Stock was converted into 78,832,399 shares of Common Stock on June 26, 2019. Per the OTC listing the shares were officially converted as of July 2, 2019.

In June and July 2019, the Company entered into a series of agreements to sell shares of the following different series of preferred stock. The series of preferred stock were created on October 16, 2019, and the Company has issued shares of the Series D Preferred Stock, Series E Preferred Stock and Series G Preferred Stock to the investors. The Series F Preferred Stock has not been issued to date.

●	Series Preferred Stock D: 15,789.473 preferred shares, conversion to common shares at a ratio of 1:1,000. price per share of $31.70, no voting rights and a warrant reflecting the right to buy 20,000,000 shares at an exercise price of $0.06

●	Series Preferred Stock E: 56,443.551 preferred shares, conversion to common shares at a ratio of 1:1,000, price per share of $30,40, no voting rights and a warrant reflecting the right to buy 56,443,551 shares at an exercise price of $0.0304

●	Series Preferred Stock F: 49,342.105 preferred shares, conversion to common shares at a ratio of 1:1,000, price per share $0.0304, registration rights, and warrant reflecting the right to buy 740,130,158 shares at an exercise price of $0.0304.

●	Series Preferred Stock G: 46,947.368 preferred shares, conversion to common shares at a ratio of 1:1,000, price per share of $0.038, registration rights and a warrant reflecting the right to buy 46,947,368 shares at an exercise price of $0.076.

NATUR INTERNATIONAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCKHOLDERS’ DEFICIT - continued

During the first nine months of the 2019 fiscal year, in addition to pursuing the Petition to reorganize certain of its liabilities, the Company successfully negotiated the conversion of a further $6,114,790 of debt into 149,516,865 shares of common stock. During the third quarter $636,315 was converted to 11,632,445 shares of common stock. The remainder will be converted and issued in due course. More importantly, the Company has been conducting substantial fund-raising activities. It obtained new funding through a series of securities purchase agreements that have been funded in the amount of $3,843,851 that was completed during the third fiscal quarter of 2019. The securities consist of several new series of preferred stock convertible into up to 130,949,703 shares of Common Stock and warrants exercisable for up to 135,160,230 shares of Common Stock.

NOTE 17 – BUSINESS COMBINATION

On July 25, 2019, Natur International Corp. (“Company”) finalized a Purchase and Recapitalization Agreement, dated as of July 24, 2019 (“Agreement”), with DRBG Holdco, LLC, a Delaware limited liability company (“DRBG”), Temple Turmeric, Inc., a Delaware corporation (“Temple”), Daniel Sullivan, an individual (“DS”), Tim Quick, an individual (“TQ”), and TQ Holdings LLC, a New Hampshire limited liability company (“TQH”) to acquire the business of Temple. Under the Agreement the Company acquired 15,121,984 shares of Series A Preferred Stock (the “Series A Shares”) of Temple from DRBG for a nominal amount and agreed to acquire from TQH a promissory note in the principal amount of $100,000 plus all accrued and unpaid interest. The Company caused Temple to issue to DRBG a warrant to acquire a percentage of the Temple equity (“Warrant”). The Temple board of directors will have three of the five directors appointed by the Company pursuant to the terms of the Series A Shares and the current certificate of incorporation of Temple. The Series A Shares represent approximately 52% of the equity of Temple, on a fully diluted basis.

The reasoning for the acquisition was that the Temple business was seen to be a complementary business to Natur’s current operations. It has allowed the company to extend their geographical positioning in the functional juice category. Natur will also introduce the Temple products to the Eurasian market in the fourth quarter of 2019.

The Company recorded the acquisition under the guidance of ASC 805 “Business Combinations”. All the assets acquired and liabilities assumed are recorded at their corresponding fair values. The following tables present information for the business, including amortization of assets, revenues and earnings included in consolidated net loss for the year to date directly prior to the acquisition on July 24, 2019.

Assets acquired
Cash and cash equivalents	40,374
Accounts receivable	110,727
Inventories	478,087
Other current assets	8,500
Total current assets acquired	637,688

Fixed Assets Acquired
Tangible fixed assets	1,250
Financial Fixed Assets	-
Total fixed assets acquired	1,250

TOTAL ASSETS ACQUIRED	638,938

Short term debt assumed
Accounts Payable	440,044
Related Party loan payable	115,000
Accrued expenses & other contingent liabilities	2,666
Total short-term debt assumed	557,710

Total	81,228
Attributed to Non-controlling Interest	38,989

The net assets attributed to Non-controlling interest has been calculated based on the current book-value of the business as this has been deemed the most indicative measurement of the fair value based on the information that the company currently has available. The balance sheet presented above is currently provisional and is the company’s current best estimate of the fair value based on the provisional numbers we have available at this point.

As part of the sale, Temple issued warrants, exercisable for the greater of 1,493,735 shares of common stock of Temple or 2.5% of the equity of the Temple on a fully diluted basis. The exercise price per share is the par value of the common stock of Temple to be acquired upon exercise of the Warrant. The exercise period is ten years, but not later than the earlier of the consummation of the initial public offering by Temple or a sale transaction of Temple, as defined in the Warrant. The Warrant has a limited cashless conversion right and has typical anti-dilution rights for dividends, reverse splits and changes in the capitalization of Temple.  As of the date of this filing, it is understood that the holder of the issued warrants is in the process of filing for bankruptcy. Due to the current negative outlook for the business of the holder and the limited transfer rights of the warrant to a third party in the event of bankruptcy of the holder, the company has deemed the fair value of the warrant at this point in time to be $nil. The company will continue to monitor the situation on a regular basis and will adjust the value of the warrant based on the then actual situation.

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

New Vision & Mission

The Company is committed to meet the demands of the burgeoning market for healthy food & beverage products beyond our award-winning fruit and vegetable juices and snacks. The Company is preparing for the launch of a wider range of foods and beverages that are effectively functional. With consumers in increasing numbers eating more frequently, eating socially and being focused on the wellness derived from their choices, we are offering choices that can boost their immune system, support a sense of equilibrium in a stressful life, help to resist foods that are not healthy, and more.

The Company brings the forces of nature, existing naturally and organically, as functional supplements in our branded foods and beverages. The first of nature’s superfoods to join our line is hemp. We are preparing for the launch in Europe of our line of juices and snacks infused with hemp-derived extracts that are intended to offer improvement in quality of life. The human body’s endo-cannabinoid system is starved for sources of external cannabinoids. When fed, this system fires up the forces of immunity, pain management, heart health, a sense of equilibrium and much more. The Forces of Nature, from the industrial hemp plant, in their purest form, provide the best source for these important cannabinoids. These hemp-derived extracts are the non-psychoactive cannabinoid in the hemp plant that, in increasing numbers, is gain consumer fans for its potential role in treating many common health issues, including pain, inflammation, anxiety, depression, acne and heart disease.

Anticipating growing demand, Natur is developing collaborations in hemp cultivation, extraction and innovation – with growers, greenhouses, research and development scientists driving new products in the fields of hemp-derived medication, edibles and beverages, human and animal topicals and wellness products.

A further focus of the Company is to extend the markets for its products to China and Asia at large. With its innovative products and access to the Chinese Chongqing region market, the Company will be well positioned to play a leading role in the emerging functional and consumer goods marketplace and to become the professional direct-to-consumer market leader in “seed-to-sale” for both hemp-derived and health and wellness-based, functional solutions catering to both the food and non-food FMCG segments across the USA, Europe and Asia.

Business Highlights

During the quarter ended September 30, 2019, the Company finalized the restructuring of its business in the Netherlands and the restructuring of the debt.

Based on the business plan, the Company acquired a majority stake in Temple, a functional beverage company in the USA in July 2019. It entered into a binding LOI in August 2019 to acquire a majority stake of Infinite, a USA-based CBD company. With SIH, a Dutch-based company with its main activities in China, a binding LOI was agreed in June 2019 to acquire SIH based on a share exchange, and the definitive share exchange agreement with SIH was signed October 26, 2019 and closing of the transaction is expected before the end of this fiscal year. During September 2019, the Company established an online sales platform in Bulgaria to service the Eastern European markets. Discussions with potential private investors are still on-going.

For the third quarter 2019, while sales revenues were considerably lower year over year. Contributing to negative margins was the reduction of inventories through liquidation.

Results of Operations and Financial Condition

Three Months Ended 30 September, 2019 versus Three Months Ended 30 September 2018

During the three months ended September 30, 2019, Natur recorded revenues of $259,006, a 31% decrease over revenues of $377,565 for the same period in 2018. The decrease in 2019 is attributed to the decision the Company made to discontinue selling to less profitable customers while developing its new culturally relevant product lines. It should be noted that in Q3 2018, revenues were generated by two large customers. Both of these customers proved to be less beneficial to the business than planned and by the beginning of Q1 2019 sales to these customers were discontinued. The Temple acquisition also contributed revenues of $222,064, with no comparable figure in the third quarter of 2018.

With the lower revenues in the third quarter, cost of goods sold included unleveraged warehousing, inventory reduction and product discard costs that totaled $227,769, a 25% decrease as compared to $305,215 in the comparable period of 2018. The Temple acquisition also contributed to cost of goods sold of $201,776, with no comparable figure in the third quarter of 2018.

Natur posted a gross profit of $31,237 during the third quarter of 2019, versus a gross profit of $72,350 for the third quarter of 2018. Of this amount, the Temple acquisition contributed gross margin of $20,288, with no comparable figure in the third quarter of 2018.

Nine Months Ended 30 September, 2019 versus Nine Months Ended 30 September 2018

During the nine months ended September 30, 2019, Natur recorded revenues of $331,559, a 75% decrease over revenues of $1,319,998, for the same period in 2018. The decrease in 2019 is attributed to the decision the Company made to discontinue selling to less profitable customers while developing its new culturally relevant product lines. It should be noted that in the first nine months of 2018, the introduction of two large customers generated initial opening orders, filling the supply chain. Both of these customers proved to be less beneficial to the business than planned and by the beginning of Q1 2019 sales to these customers were discontinued. The Temple acquisition also contributed revenues of $222,064, with no comparable figure in the comparable period of 2018.

With the lower revenues in the nine-month period, cost of goods sold included unleveraged warehousing, inventory reduction and product discard costs and totaled $327,465, a 62% decrease as compared to $862,367 in the comparable period of 2018. The Temple acquisition also contributed to cost of goods sold of $201,776 with no comparable figure in the comparable period of 2018.

Natur posted a gross profit of $4,094 during the first nine-months of 2019, versus a gross profit of $457,631 for the same period of 2018. Of this amount, the Temple acquisition contributed gross margin of $20,288, with no comparable figure in the same period of 2018.

Natur continued to make year over year improvements in some controllable costs while recording total operating expenses of $5,118,485 during the first nine months of 2019, an 8% increase as compared to operating expenses of $4,727,184 in the same period of 2018. One of the biggest contributing factor to the overall increase in operating expenses is the stock option expense that is recorded in 2019 totaling $1,001,594, with no comparable figure in 2018. Of the total operating expenses amount, the Temple acquisition contributed operating costs of $333,286, with no comparable figure in the same period of 2018.

Wages & Salaries showed a strong improvement, totaling $657,559 in the first nine months of 2019 versus $1,268,286 in the first nine months of 2018, a decrease of 48% driven by significantly streamlined head-count compared to 2018. An additional strong contributing factor is the discontinuation of retail store activities in both the UK and the Netherlands. Selling, General & Administrative costs increased to $4,179,035 from $3,291,730 when comparing the first nine months of 2019 versus 2018, or 27%. This was driven mainly by an increase in the overall costs incurred by the business due to the administration costs of maintaining a public listing such as legal, board and accountancy fees. The Company also introduced a stock option scheme in 2019 with no similar such costs in the first nine months of 2018 with costs totaling $1,001,594 for 2019. Amortization depreciation and impairment costs increased to $281,891 from $167,168 when comparing the first nine months of 2019 versus 2018, or 69%. This was driven mainly by the Company taking a prudent measure to write down all assets in the retail stores (approximately $200,000) to Nil. As the Company could not comfortably assume we would receive any proceeds for these assets it will therefore only take gains on disposal in future periods should they be realized. These assets are now with the Curator pursuant to the Petition who is dealing with the liquidation of Natur Holding B.V.

The interest expense decreased from $128,102 in the first nine months of 2018 down to just $40,786 for the same period in 2019, a decrease of 68%. This was mainly attributed to the Company’s approach to source equity funding in 2019 compared to debt funding the operations in 2018.

Natur’s net loss available to common shareholders was $3,281,503 for the first nine months of 2019. This represents a 42% decrease from our net loss of $5,612,492 in the first nine months of 2018. The decrease in the loss was partially offset due to the liquidation of the UK business and a number of the subsidiaries in the Netherlands which allowed a gain on disposal of $1,891,985 to be realized in the second quarter of 2019. The Temple acquisition also contributed to net loss attributable to members of $163,730, with no comparable figure in the comparable period of 2018.

Restructuring Activities

Debt restructuring - Effective September 30, 2019, the Company and most of its debtholders have agreed and executed contracts to settle the amounts owed by the Company to the holders under individual debt agreements, including principle, interest expenses, penalties and other charges of whatsoever nature, all in an amount equal to $6,754,575, in exchange for and in consideration of the issuance to by the Company of an aggregate of 161,149,309 shares of Common Stock.

Accounting Policies

ASC 842: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This update requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous guidance. The accounting for finance leases (capital leases) was substantially unchanged. The original guidance required application on a modified retrospective basis with adjustments to the earliest comparative period presented. In August 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU No. 2016-02 as the date of initial application, which the Company elected. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, and continues to be reported under previous guidance that did not require the recognition of operating lease liabilities and corresponding lease assets on the consolidated balance sheet. As a result of the adoption of ASU No. 2016-02 on January 1, 2019, the Company recorded operating lease right-of-use assets of $580,310 and operating lease liabilities of $578,007. The adoption of ASU No. 2016-02 had an immaterial impact on the Company’s condensed consolidated statement of income and consolidated statement of cash flows for the nine-month period ended September 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification, not reassess prior conclusions related to expired or existing contracts that are or that contain leases, and not reassess the accounting for initial direct costs.

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

As of September 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of such date, the design and operation of these disclosure controls were ineffective to accomplish their objectives at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

On October 29, 2019, we reached a tentative agreement with claimant to resolve her claims of sexual harassment.   The terms of this settlement are that Interim will pay to Lori Norby and her counsel, the total sum of $10,000 in exchange for a full release by Ms. Norby of Interim Healthcare of Wyoming, and claims asserted against John Busshaus, and Crystal Burback-Morse will be dismissed with prejudice.  A Notice of Settlement has been signed by Plaintiff’s counsel and filed with the Court, however we are still awaiting receipt of the final Settlement Agreement from the Plaintiff.

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

On October 18, 2019, we entered into an Agreement with the Equal Employment Opportunity Commission (“EEOC”) to resolve the claims that Interim committed gender discrimination in paying male employees a higher wage than female employees.  The terms of that Agreement are that Interim agreed to entry of a judgment against it.  The terms of that Judgment include that Interim will pay the sum of $25,000 allocated to 5 previous female employees which make up the claimant group, as compensatory damages, plus an additional $25,000, and the employer portion of federal payroll taxes on those amounts, to these 5 previous employees as back wages.  Interim also agreed to a list of training and supervision requirements, but those requirements only become applicable if Interim Healthcare of Wyoming, Inc., operates “any healthcare or homecare-related business” in the US in the next 4 years.  We are currently working on issuing the payments described above to the previous employees, and should have that completed within the next 7-10 days.  In exchange for these payments, Interim is receiving the EEOC’s complete release of all claims for unlawful employment practices under Title VII and the Equal Pay Act that arise from the Charge of Discrimination filed by Nicole Aaker in Charge No. 541-2016-01546.

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

NATUR INTERNATIONAL CORP.

Date: 11/14/19	By:	/s/ Paul Bartley
Paul Bartley
Chief Executive Officer

Date: 11/14/19		/s/ Rudolf D. Huisman
Ruud Huisman
Chief Financial Officer